Form 10QSB
period 2007-06-30
Powersafe Technology Corp
filed 2007-08-13
CIK 1396335

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 333-143645

POWERSAFE TECHNOLOGY CORP.
(Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	98-0522188 (IRS Employer ID Number)

10 Hakneset Hagdola Street, Tel Aviv, Israel 62917
(Address of principal executive offices)

011-972-50-5501574
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of common stock outstanding as of August 13, 2007: 3,025,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Financial Statements-

Balance Sheet as of June 30, 2007	F-2

Statements of Operations for the Three Months and the Period Ended
June 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Period Ended June 30, 2007,
and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2007	F-5

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash in bank	$288

Total current assets	288

Other Assets:
Patent, net of accumulated amortization of $330	10,850
Deferred offering costs	20,000
Total other assets	30,850
Total Assets	$31,138

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Patent contract obligation	$1,000
Accrued liabilities	9,500
Loans from related parties - Directors and stockholders	37,700
Total current liabilities	48,200
Total liabilities	48,200

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 100,000,000 shares
authorized; 3,000,000 shares issued and outstanding	300
(Deficit) accumulated during the development stage	(17,362)

Total stockholders' (deficit)	(17,062)
Total Liabilities and Stockholders' (Deficit)	$31,138

The accompanying notes to financial statements are
an integral part of this balance sheet.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND PERIOD ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH JUNE 30, 2007
(Unaudited)

	Three Months	Period
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2007	2007	Inception
Revenues	$ -	$ -	$ -

Expenses:
General and administrative-
Professional fees	11,000	12,750	12,750
Legal fees - Incorporation	-	2,850	2,850
Other	1,013	1,432	1,432
Amortization	312	330	330

Total general and administrative expenses	12,325	17,362	17,362

(Loss) from Operations	(12,325)	(17,362)	(17,362)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(12,325)	$(17,362)	$(17,362)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,000,000	2,527,397

The accompanying notes to financial statements
are an integral part of this balance sheet.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH JUNE 30, 2007
(Unaudited)

	Period Ended	Cumulative
	June 30,	From
	2007	Inception
Operating Activities:
Net (loss)	$(17,362)	$(17,362)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	330	330
Changes in net liabilities-
Accrued liabilities	9,500	9,500

Net Cash (Used in) by Operating Activities	(7,532)	(7,532)

Investing Activities:
Patent acquired	(10,180)	(10,180)

Net Cash (Used in) Investing Activities	(10,180)	(10,180)

Financing Activities:
Issuance of common stock for cash	300	300
Deferred offering costs	(20,000)	(20,000)
Loans from related parties - Directors and stockholders	37,700	37,700

Net Cash Provided by Financing Activities	18,000	18,000

Net Increase in Cash	288	288

Cash - Beginning of Period	-	-

Cash - End of Period	$288	$288

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Powersafe Technology Corp. (“Powersafe” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on February 5, 2007. The initial business plan of the Company is to develop a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic. The Company plans to develop a prototype of the multiple outlet power box, and then to further develop, manufacture and market the product and/or seek third-party entities interested in potential partnership opportunities and licensing rights to manufacture and market the product. The Company also intends to market the product to individuals for home and business use. The accompanying financial statements of Powersafe were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $60,000 from a self-underwritten offering of 2.0 million shares of newly issued common stock at a price of $0.03 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2007, and for the periods ended June 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations and its cash flows for the periods ended June 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Powersafe’s audited financial statements contained in its Registration Statement on Form SB-2 as of March 31, 2007, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from the sale of its multiple outlet power box with selectively protected outlet logic to individuals for home and office use, and from potential partnership opportunities and licensing rights to manufacture and market the product. Revenues will be recognized by major categories under the following policies:

POWERSAFE TECHNOLGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

For manufacturing and selling activities, revenues will be realized when the product is delivered to customers, and collection is reasonably assured.

For licensing activities, revenues from such agreements will be realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties.

 Patent

The Company acquired a United States patent and all other intellectual property rights relating to the technology from the inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement. The patent was originally granted to the inventor by the United States Patent and Trademark Office on January 13, 1998. The cost of obtaining the patent has been capitalized by the Company, and is being amortized using the straight-line method over a period of approximately 10 years. Through the period ended June 30, 2007, the Company recorded patent amortization of $330.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of June 30, 2007, Powersafe had incurred $20,000 in deferred offering costs.

 Concentrations of Risk

As of June 30, 2007, the Company maintained its cash account in United States dollars at one commercial bank in Israel. The balance in the account was subject to the normal and customary risks of disbursement and withdrawal pertaining to a foreign currency account in that country.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

(Loss) per Common Share

Basic (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted (loss) per share is computed similar to basic (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2007.

POWERSAFE TECHNOLGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax assets and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal and state tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax assets. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the carrying value of the patent contract obligation, accrued liabilities, and loans from related parties - Directors and stockholders, approximated fair value due to the short-term maturity and nature of these instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2007, and expenses for the periods ended June 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted December 31 as its fiscal year end.

POWERSAFE TECHNOLGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan is to develop a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic. The Company plans to develop a prototype of the multiple outlet power box, and then to further develop, manufacture and market the product and/or seek third-party entities interested in potential partnership opportunities and licensing rights to manufacture and market the product. The Company also intends to market the product to individuals for home and business use.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $60,000 from a self-underwritten offering of 2.0 million shares of newly issued common stock at a price of $0.03 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise $60,000 in equity capital, or be successful in the development of a prototype of its technology and patent, or sales of its product that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2007, and the cash resources of the Company are insufficient to carryout its business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent

The Company acquired a United States patent for a multiple outlet power box with selectively protected outlet logic, and all other intellectual property rights relating to the technology from an unrelated third-party inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement (the “Patent Sale Agreement”) for total consideration of $9,000. The patent was originally granted to the inventor on January 13, 1998, for a period of twenty years from the filing date (March 12, 1996) by the United States Patent and Trademark Office. The Company paid $4,000 to the inventor under the terms of the Patent Sale Agreement on March 26, 2007, the date of execution of the Agreement. The Company was also obligated to pay to the inventor an additional $4,000 under the Patent Sale Agreement at the time of recording the assignment of the patent with the United States Patent and Trademark Office. The assignment of the patent was recorded on April 12, 2007, and the additional consideration of $4,000 was paid to the inventor on April 24, 2007. The Company is also obligated under the Patent Sale Agreement to pay to the inventor $1,000 on April 12, 2008, one year from the date of recording of the assignment of the patent with no interest. As of June 30, 2007, the cost of the patent amounted to $11,180 consisting of the patent acquisition cost and related legal fees. The Company has no continuing or contingent obligation to pay royalties under the Patent Sale Agreement. Further, the inventor is not a promoter or stockholder of the Company.

POWERSAFE TECHNOLGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(4) Loans from Related Parties - Directors and Stockholders

As of June 30, 2007, loans from related parties - Directors and stockholders amounted to $37,700, and represented advances for working capital purposes from two Directors and officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5) Related Party Transactions

As described in Note 4, during the period ended June 30, 2007, two loans of $18,850 each from two Directors and officers who are also stockholders of the Company were received by the Company for working capital purposes.

(6) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

POWERSAFE TECHNOLGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(7) Common Stock

On February 18, 2007, the Company issued 3,000,000 shares of common stock to two Directors and officers of the Company at par value of $0.0001, for proceeds of $300.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $60,000 from a self-underwritten offering of 2.0 million shares of newly issued common stock at a price of $0.03 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007.

(8) Commitments and Contingencies

The Company has entered into a verbal commitment with a third-party consultant to provide financial and capital formation services. Consulting services under the arrangement principally commenced subsequent to June 30, 2007. The consultant will receive $75 per hour for his services.

As described in Notes 1, 2 and 7, as of June 30, 2007, the Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC. In connection with this capital formation activity, the Company is committed to pay legal and accounting fees amounting to approximately $17,500.

In March, 2007, the Company entered into an agreement with Nevada Agency & Trust Company for transfer agent services. For the period ended June 30, 2007, transfer agent fees amounted to $1,750.

(9) Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2007, was as follows (assuming an effective federal and state tax rate of 23%):

POWERSAFE TECHNOLGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

	Three Months	Period
	Ended	Ended
	June 30,	June 30,
	2007	2007
Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,835	$3,993
Change in valuation allowance	(2,835)	(3,993)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2007, as follows:

2007
Loss carryforwards	$3,993
Less - Valuation allowance	(3,993)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2007, the Company had approximately $17,362 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Powersafe Technology Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, and similar expressions or the converse thereof, identify statements that constitute “forward-looking statements”.

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.

Overview

We were incorporated in Delaware on February 5, 2007. We are a development stage company. We have not generated any revenues to date and our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our officers, who are also our directors.

We intend to engage in the manufacture and distribution of a multiple outlet power box. We own the technology and patent for a new and improved multiple outlet power box. Such patent, entitled the “Power Outlet Box with Special Protection Logic,” was approved and granted by the United States Patent and Trademark Office on January 13, 1998, and was assigned the United States Patent No. 5,708,554. The inventor of the technology covered by such patent was Leonard Liner. The patent and all other intellectual property rights relating to the technology were acquired by us on March 26, 2007. On such date, we entered into a Patent Transfer and Sale Agreement with Mr. Leonard Liner, pursuant to which Mr. Liner assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. In consideration therefor, we agreed to pay $9,000 to Mr. Liner. Such amount was paid by us into an escrow established on behalf of Mr. Liner. The amount held in escrow will be transferred to Mr. Liner as follows: $4,000 was transferred upon execution of the agreement; $4,000 will be transferred upon the recording of the assignment with the United States Patent and Trademark Office; and $1,000 will be transferred one year following the date of such recording. The assignment was recorded with the United States Patent and Trademark Office on April 12, 2007. In accordance with the terms of the agreement, $4,000 was paid to Mr. Liner out of the escrow on March 26, 2007, and an additional $4,000 was paid to Mr. Liner out of the escrow on April 24, 2007.

The invention is characterized by a multiple outlet power box with selectively protected outlet logic. The main unit, for example a computer or medical device, is connected to the new and improved power box, and secondary units are connected as well. One of the primary goals of the device is to prevent the interruption of power to the main unit because of a short circuit or other problem with one or more of the secondary units. Additional benefits include selective fuse protection for secondary outlets, a more durable and reliable design, and more cost effective manufacturing process. Our principal business plan is to develop a prototype and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture our product.

Plan of Operation

During the next twelve months, we will focus on developing a prototype, which can then be used to develop and manufacture the actual product we intend to sell. We intend to retain one or more third parties to conduct research concerning our multiple outlet power box device and to develop a prototype model. We have not yet entered into any agreements, negotiations, or discussions with any third parties with respect to such research and development activities. Although we have not yet engaged a manufacturer to develop a prototype of the multiple outlet power box, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately three months to construct a basic prototype of our product.

If and when a prototype is successfully developed, we will contract with third parties for the manufacture and distribution of the product. We estimate that we would need approximately an additional four to six months to bring this product to market. Our objective would be to either market the product as an off-the-shelf device and/or to license the product to technology to hardware or software manufacturers and have them include it with their equipment or applications. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our multiple outlet power box device. There are currently no discussions or other consideration being given to any third party manufacturers.

Other than our current directors and officers, we have no other full or part-time employees. We have entered into a verbal commitment with a third-party consultant to provide financial and capital formation services. Pursuant to such arrangement, the third-party consultant, who is not affiliated with either the Company or its directors and officers, is to receive $75 per hour for his services. If and when we develop the prototype for our multiple outlet power box device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

We expect that it will cost us at least $24,000 to engage a manufacturing company to work with us to develop the prototype. We expect that we will need an additional $36,000 in order to further bring the product to market on a full scale basis.

We intend to raise the funds needed to develop the prototype and the product by the sale of shares of our common stock. On June 21, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (SEC File No. 333-143645) relating to the sale by us of up to a maximum of 2,000,000 shares of our common stock at a purchase price of $0.03 per share. The net proceeds to us from the sale of such shares will vary depending upon the total number of shares sold.  Regardless of the number of shares sold, we expect to incur offering expenses estimated at approximately $17,502 for legal, accounting, and other costs in connection with this offering. There is no guarantee that we will be successful at selling any of the securities being offered in this prospectus. If we are not successful in obtaining net proceeds equal to at least the $24,000 needed to develop our prototype, we will attempt to raise additional capital through the private sale of our equity securities or borrowings from third party lenders. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the Company or cease operations. We do not have any plans, arrangements or agreements to sell or merge our Company.

Our auditors have issued an opinion on our financial statements for the period ending March 31, 2007, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

Liquidity and Capital Resources

As of June 30, 2007, we had $288 in cash however the Company is due to start shortly its capital formation activities to raise equity in the amount of $60,000 , by the issuance of 2 million shares in accordance to the effectiveness of the SB2 statement filed with the SEC.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through advances from the current shareholder loans and / or the funds expected from the current equity sale.

Off Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

On June 21, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (SEC File No. 333-143645) relating to the sale by us of up to a maximum of 2,000,000 shares of our common stock at a purchase price of $0.03 per share. We have not yet commenced such offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Einat Krasney, the President and Director (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Mordechai Schwartz, the Secretary, Treasurer, and Director(Attached Hereto)

32.1	Section 1350 Certifications of Einat Krasney, the President and Director(Attached Hereto)

32.2	Section 1350 Certifications of Mordechai Schwartz, the Secretary, Treasurer, and Director (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSAFE TECHNOLOGY CORP.

Dated: August 13, 2007	By:	/s/ Einat Krasney
Name: Einat Krasney
Title: President and Director (Principal Executive Officer)

By:	/s/ Mordechai Schwartz
Name: Mordechai Schwartz
Title: Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)