Form 10QSB/A
period 2007-06-30
Powersafe Technology Corp
filed 2007-09-18
CIK 1396335

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Due to our limited assets and start-up operations, we are currently a "shell company" (as defined in Rule 12b-2 of the Exchange Act).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Number of shares of common stock outstanding as of September 18, 2007: 5,025,000 shares of common stock.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND PERIOD ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH JUNE 30, 2007
(Unaudited)

	Three Months	Period
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2007	2007	Inception
Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	11,000	12,750	12,750
Legal fees - Incorporation	-	2,850	2,850
Other	1,013	1,432	1,432
Amortization	312	330	330

Total general and administrative expenses	12,325	17,362	17,362

(Loss) from Operations	(12,325)	(17,362)	(17,362)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(12,325)	$(17,362)	$(17,362)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,000,000	2,527,397

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

Liquidity and Capital Resources

As of June 30, 2007, we had $288 in cash. However, subsequent to that date, the Company has raised equity in the amount of $60,000 , by the issuance of 2 million shares in accordance to the effectiveness of the SB2 statement filed with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

On June 21, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (SEC File No. 333-143645) relating to the sale by us of up to a maximum of 2,000,000 shares of our common stock at a purchase price of $0.03 per share. We have raised $60,000 from the insurance of 2,000,000 shares. However, the Company has not yet commenced its business plan activities.

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

POWERSAFE TECHNOLOGY CORP.

Dated: September 18, 2007	By:	/s/ Einat Krasney
Name: Einat Krasney
Title: President and Director (Principal Executive Officer)

By:	/s/ Mordechai Schwartz
Name: Mordechai Schwartz
Title: Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)