Form 10QSB
period 2007-09-30
Powersafe Technology Corp
filed 2007-11-13
CIK 1396335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Number of shares of common stock outstanding as of November 12, 2007: 15,075,000 shares of common stock.

Transitional Small Business Format Yes ☐ No ☒

Part 1
Item 1. Financial Statements

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Financial Statements-

Balance Sheet as of September 30, 2007	F-2

Statements of Operations for the Three-Months and Period Ended
September 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Period Ended September 30, 2007,
and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2007	F-5

POWERSAFE TECHNOLOGY CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET (NOTE 2) AS OF SEPTEMBER 30, 2007 (Unaudited)

ASSETS

2007
Current Assets:
Cash in bank	$4,854
Total current assets	4,854
Other Assets:
Patent, net of accumulated amortization of $679	11,887
Total other assets	11,887
Total Assets	$16,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$3,750
Loans from related parties - Directors and stockholders	6,200
Total current liabilities	9,950
Total liabilities	9,950

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 100,000,000 shares
authorized; 15,075,000 shares issued and outstanding	1,507
Additional paid-in capital	37,818
(Deficit) accumulated during the development stage	(32,534)
Total stockholders' equity	6,791

Total Liabilities and Stockholders' Equity	$16,741

The accompanying notes to financial statements
are an integral part of this balance sheet.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE-MONTHS AND PERIOD ENDED SEPTEMBER 30, 2007, AND
CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three-Months	Period
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Professional fees	13,660	26,410	26,410
Legal fees - Incorporation	-	2,850	2,850
Other	1,163	2,595	2,595
Amortization	349	679	679
Total general and administrative expenses	15,172	32,534	32,534
(Loss) from Operations	(15,172)	(32,534)	(32,534)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-
Net (Loss)	$(15,172)	$(32,534)	$(32,534)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	10,827,717	9,214,916

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED SEPTEMBER 30, 2007, AND
CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Period Ended	Cumulative
	September 30,	From
	2007	Inception

Operating Activities:
Net (loss)	$(32,534)	$(32,534)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	679	679
Transfer agent fees paid by issued shares	525	525
Changes in net liabilities-
Accrued liabilities	3,750	3,750
Net Cash (Used in) by Operating Activities	(27,580)	(27,580)
Investing Activities:
Patent acquired	(12,566)	(12,566)
Net Cash (Used in) Investing Activities	(12,566)	(12,566)
Financing Activities:
Issuance of common stock for cash	60,300	60,300
Deferred offering costs	(21,500)	(21,500)
Loans from related parties - Directors and stockholders	41,200	41,200
Repayment of related party loans	(35,000)	(35,000)
Net Cash Provided by Financing Activities	45,000	45,000
Net Increase in Cash	4,854	4,854
Cash - Beginning of Period	-	-
Cash - End of Period	$4,854	$4,854
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

On July 11, 2007, the Company issued 75,000 (post forward split) shares of restricted common stock, valued at $525 for payment for transfer agent fees.

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $60,000 from a self-underwritten offering of 6.0 million shares of newly issued common stock at a price of $0.01 per share (post forward stock split) in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. As of September 30, 2007, the Company has received stock subscriptions for 6.0 million shares of common stock, par value $0.0001 per share, at on offering price of $0.01 per share, and deposited proceeds of $60,000.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2007, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the periods ended September 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Powersafe’s audited financial statements contained in its Registration Statement on Form SB-2 as of March 31, 2007, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

 Patent

The Company acquired a United States patent and all other intellectual property rights relating to the technology from the inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement. The patent was originally granted to the inventor by the United States Patent and Trademark Office on January 13, 1998. The cost of obtaining the patent has been capitalized by the Company, and is being amortized using the straight-line method over a period of approximately 10 years. Through the period ended September 30, 2007, the Company recorded patent amortization of $679.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of September 30, 2007, $21,500 in deferred offering costs were charged against the capital raised upon completion of the offering.

 Concentrations of Risk

As of September 30, 2007, the Company maintained its cash account in United States dollars at one commercial bank in Israel. The balance in the account was subject to the normal and customary risks of disbursement and withdrawal pertaining to a foreign currency account in that country.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(Loss) per Common Share

Basic (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted (loss) per share is computed similar to basic (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2007.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of the patent contract obligation, accrued liabilities, and loans from related parties - Directors and stockholders, approximated fair value due to the short-term maturity and nature of these instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and expenses for the periods ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 6.0 million shares of newly issued common stock at a price of $0.01 per share in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Since June 21, 2007, the Company has received stock subscriptions for 6.0 million shares of common stock, par value $0.0001 per share, at on offering price of $0.01 per share (post forward split), and deposited proceeds of $60,000.

While management of the Company believes that the Company will be successful in its operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its technology and patent, or sales of its product that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2007, and the cash resources of the Company are insufficient to carryout its business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent

The Company acquired a United States patent for a multiple outlet power box with selectively protected outlet logic, and all other intellectual property rights relating to the technology from an unrelated third-party inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement (the “Patent Sale Agreement”) for total consideration of $9,000. The patent was originally granted to the inventor on January 13, 1998, for a period of twenty years from the filing date (March 12, 1996) by the United States Patent and Trademark Office. The Company paid $4,000 to the inventor under the terms of the Patent Sale Agreement on March 26, 2007, the date of execution of the Agreement. The Company was also obligated to pay to the inventor an additional $4,000 under the Patent Sale Agreement at the time of recording the assignment of the patent with the United States Patent and Trademark Office. The assignment of the patent was recorded on April 12, 2007, and the additional consideration of $4,000 was paid to the inventor on April 24, 2007. The remaining $1,000 due under the agreement was paid as of September 30 2007 . As of September 30, 2007, the cost of the patent amounted to $12,566 consisting of the patent acquisition cost and related legal fees. The Company has no continuing or contingent obligation to pay royalties under the Patent Sale Agreement. Further, the inventor is not a promoter or stockholder of the Company.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(4) Loans from Related Parties - Directors and Stockholders

As of September 30, 2007, loans from related parties - Directors and stockholders amounted to $6,200, and represented advances for working capital purposes from two Directors and officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5) Related Party Transactions

As described in Note 4, during the period ended September 30, 2007, advances for working capital purposes from two Directors and officers who are also stockholders of the Company were received and subsequently partially repaid by the Company.

(6) Common Stock

On February 18, 2007, the Company issued 9,000,000 shares of common stock (post forward split) to two Directors and officers of the Company at par value of $0.0001, for proceeds of $300.

On July 11, 2007, the Company issued 75,000 shares of restricted common stock (post forward split) in payment for transfer agent fees. The transaction was valued at $525.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 6.0 million shares of newly issued common stock at a price of $0.01 per share (post forward split), in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Since June 21, 2007, the Company has received stock subscriptions for 6.0 million shares of common stock, par value $0.0001 per share, at an offering price of $0.01 per share (post forward split), and deposited proceeds of $60,000.

(7) Transfer Agent Agreement

On July 9, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 75,000 shares of the Company’s common stock (post forward split) with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 75,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. For the three months ended September 30, 2007, the Company paid the initial fee of $2,000 for consulting and advisory services, and issued 75,000 shares of common stock (post forward split) for such services with a value of $525.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(8) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2007, was as follows (assuming an effective federal and state tax rate of 23%):

	Three-Months	Period
	Ended	Ended
	September 30,	September 30,
	2007	2007
Current Tax Provision:
Federal and state-
Taxable income	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$3,490	$7,483
Change in valuation allowance	(3,490)	(7,483)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2007, as follows:

2007
Loss carryforwards	$7,483
Less - Valuation allowance	(7,483)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2007, the Company had approximately $32,534 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(9) Commitments and Contingencies

The Company has entered into a verbal commitment with a third-party consultant to provide financial and capital formation services. Consulting services under the arrangement principally commenced subsequent to June 30, 2007. The consultant will receive $75 per hour for his services.

In March 2007, the Company entered into an agreement with Nevada Agency & Trust Company for transfer agent services. For the period ended September 30, 2007, transfer agent fees amounted to $2,235.

(10) Recent Accounting Pronouncements

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(11) Subsequent Events

On October 29, 2007, the Company notified the NASD of its intention to complete a 3 for 1 forward stock split of its issued and outstanding common stock to the holders of record as of November 7, 2007. The stock split became effective as of November 8, 2007. The accompanying financial statements and related notes have been adjusted accordingly to reflect this forward stock split.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Powersafe,” Company,” “we,” “our” or “us” refer to Powersafe Technology Corp. unless the context otherwise indicates.

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

We intend to engage in the manufacture and distribution of a multiple outlet power box. We own the technology and patent for a new and improved multiple outlet power box. Such patent, entitled the “Power Outlet Box with Special Protection Logic,” was approved and granted by the United States Patent and Trademark Office on January 13, 1998, and was assigned the United States Patent No. 5,708,554. The inventor of the technology covered by such patent was Leonard Liner. The patent and all other intellectual property rights relating to the technology were acquired by us on March 26, 2007. On such date, we entered into a Patent Transfer and Sale Agreement with Mr. Leonard Liner, pursuant to which Mr. Liner assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. In consideration therefor, we agreed to pay $9,000 to Mr. Liner. Such amount was paid by us into an escrow account established on behalf of Mr. Liner. As of September 30 2007, the full amount had been paid to Mr Liner . The assignment was recorded with the United States Patent and Trademark Office on April 12, 2007

2

The invention is characterized by a multiple outlet power box with selectively protected outlet logic. The main unit, for example a computer or medical device, is connected to the new and improved power box, and secondary units are connected as well. One of the primary goals of the device is to prevent the interruption of power to the main unit because of a short circuit or other problem with one or more of the secondary units. Additional benefits include selective fuse protection for secondary outlets, a more durable and reliable design, and more cost effective manufacturing process. Our principal business plan is to develop a prototype and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture our product.

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

We expect that it will cost us at least $24,000 to engage a manufacturing company to work with us to develop the prototype. We expect that we will need an additional $36,000 in order to further bring the product to market on a full scale basis. We raised the funds needed to develop the prototype and the product by the sale of shares of our common stock. On June 21, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (SEC File No. 333-143645) relating to the sale by us of 6,000,000 shares of our common stock at a purchase price of $0.01 per share (post forward split). We incurred offering expenses of approximately $21,500 for legal, accounting, and other costs in connection with this offering. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the Company or cease operations.

Although our initial intention was to focus on the manufacture and distribution of a multiple outlet power box, the Company is experiencing difficulties in its current line of business. These difficulties have arisen mainly from our inability to engage a manufacturer to develop such a product at a cost efficient price due to the complexity of the electronic and technologic applications as set out in the patent. Accordingly, in the event such difficulties continue, we may explore other business opportunities, including the potential sale of the Company.

3

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $15,172 for the quarter ended September 30, 2007, and a net loss of $32,534 for the period from February 5, 2007 (inception) through September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending September 30, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-143645) for the period ending March 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Liquidity and Capital Resources

As of September 30, 2007, we had $4,854 in cash. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

4

PART II
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 11 the Company issued 25,000 shares of restricted common stock in payment for transfer agent and related business consulting fees ..

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

On June 21, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (SEC File No. 333-143645) relating to the sale by us of up to a maximum of 6,000,000 shares of our common stock at a purchase price of $0.01 per share (post forward split). We have raised $60,000 from the issuance of 6,000,000 shares. We incurred offering expenses of approximately $21,500 for legal, accounting, and other costs in connection with this offering. In addition, we repaid an aggregate of $35,000 in related party loans.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

Item 5.  Other Information.

On October 29, 2007, the Company notified the NASD of its intention to implement a 3 for 1 forward stock split of its issued and outstanding common stock to the holders of record as of November 7, 2007. The forward stock split became effective as of November 8, 2007.

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

5

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSAFE TECHNOLOGY CORP.

Dated: November 12, 2007	By:	/s/ Einat Krasney
	Name:	Einat Krasney
	Title:	President and Director
(Principal Executive Officer)

	By:	/s/ Mordechai Schwartz
	Name:	Mordechai Schwartz
	Title:	Secretary, Treasurer, and Director
(Principal Financial and Accounting Officer)