Form 10-K
period 2007-12-31
Powersafe Technology Corp
filed 2008-02-19
CIK 1396335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-143645

POWERSAFE TECHNOLOGY CORP.
(Exact name of Registrant as specified in its charter)

Delaware	98-0522188
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

10 Hakneset Hagdola Street, Tel Aviv, Israel 62917
(Address of principal executive offices)

Registrant's telephone number, including area code: 011-972-50-5501574

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently computed second fiscal quarter. $nil

The number of shares of the issuer’s common stock issued and outstanding as of February 19, 2008, was 15,075,000 shares.

Documents Incorporated By Reference: None

PART I

ITEM 1. BUSINESS.

As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Powersafe Technology Corp. unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

History

We were incorporated in Delaware on February 5, 2007. We are a development stage company. We have not generated any revenues to date and our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our officers, who are also our Directors.

Our principal offices are located at 10 Hakneset Hagdola Street, Tel Aviv, Israel 62917. Our telephone number is 011-972-50-5501574.

Business Description

We intend to engage in the manufacture and distribution of a multiple outlet power box. We own the technology and patent for a new and improved multiple outlet power box. Such patent, entitled the “Power Outlet Box with Special Protection Logic,” was approved and granted by the United States Patent and Trademark Office on January 13, 1998, and was assigned the United States Patent No. 5,708,554. The inventor of the technology covered by such patent was Leonard Liner. The patent and all other intellectual property rights relating to the technology were acquired by us on March 26, 2007. On such date, we entered into a Patent Transfer and Sale Agreement with Mr. Leonard Liner, pursuant to which Mr. Liner assigned to us all of his rights, title, and interest in the patent and other intellectual property rights related thereto. In consideration therefor, we agreed to pay $9,000 to Mr. Liner. Such amount was paid by us into an escrow account established on behalf of Mr. Liner. As of September 30 2007, the full amount had been paid to Mr. Liner. The assignment was recorded with the United States Patent and Trademark Office on April 12, 2007.

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

Third-party manufacturers

We will rely on third parties to develop a prototype and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our multiple outlet power box device. There are currently no discussions or other consideration being given to any third party manufacturers until we commence our capital formation activity.

Intellectual Property

On March 26, 2007, we acquired from Mr. Leonard Liner, the original patent owner, all rights, title, and interest in, including a patent, for a multiple outlet power box with selectively protected outlet logic. On April 12, 2007, we recorded the assignment with the United States Patent and Trademark Office.

Competition

There are several companies in the power outlet protection field, including major companies such as Siemens Energy and Automation, EFI electronics, Cooper Power Systems, and Alpha Technologies. Such companies offer a variety of products that are specifically related for the usage of and/or with a particular electronic peripheral, relating mainly to computer electronics and certain telecommunication hardware electronics. We are not aware of any other company that has developed, manufactured and/or marketed a device of a similar nature whereby the power outlet enables the full rating of any circuit, and may be used for the primary device or instrument in the aggregation of devices connected to the power box. A vast majority of these products are a complementary product to certain UPS products, are very specific in nature, and their use is designed and/or limited to certain specific  electronic equipment  whereby complementing the additional use of a UPS.

Employees

Other than our current Directors and officers, Ms. Krasney and Mr. Schwartz, we have no other full time or part-time employees. If and when we develop the prototype for our multiple outlet power box device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Reports to Security Holders

This Report contains audited financial statements. Powersafe is not required to deliver an annual report to security holders and will not automatically deliver a copy of the Annual Report to its security holders unless a request is made for such delivery. Powersafe files all of its required reports and other information with the Commission. The public may read and copy any materials that are filed by Powersafe with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by Powersafe with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

This investment has a high degree of risk. Before you invest, you should carefully consider the risks and uncertainties described below and the other information in this Prospectus. If any of the following risks actually occur, our business, operating results, and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment.

Risks Relating to Our Company

1.
We are a development stage company with no operating history and may never be able to carry out our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. We were established on February 5, 2007, for the purpose of engaging in the development, manufacture, and sale of a multiple outlet power box. Our operations to date have been focused on organizational, start-up, and fund raising activities. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon the successful development of a prototype of our multiple outlet power box, which itself is subject to numerous risk factors as set forth herein. We may not be able to successfully carry out our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our business must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the electrical component industry, and our Company is a highly speculative venture involving significant financial risk.

2.	We expect to incur operating losses in the next twelve months because we have no plan to generate revenue unless and until we successfully develop a prototype of our multiple outlet power box.

We have never generated revenues. We intend to engage in the manufacture and distribution of a new and improved multiple outlet power box. We own the technology and patent for a new and improved multiple outlet power box. However, our multiple outlet power box is not available for sale. We intend to develop a prototype, which can then be used to develop and manufacture the actual product. We will rely on third parties to develop any prototype and to work with us to manufacture the product. We expect to incur operating losses over the next twelve months because we have no plan to generate revenue unless and until we are successful in developing a prototype of our multiple outlet power box. We cannot guarantee that we will ever be successful in developing the prototype or in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.
We do not have sufficient cash to fund our operating expenses for the next twelve months, and we will require additional funds through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock, and funding may not be available for continued operations.

There is not enough cash on hand to fund administrative expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial additional capital upon the development of the prototype for our multiple outlet power box in order to market, arrange for the manufacturing of, and sell such product. Because we do not expect to have any cash flow from operations, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

4.	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period from February 5, 2007, through December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated on February 5, 2007, and do not have a history of earnings. As a result, our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

5.	We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in developing a prototype of our product and thereafter making it available for sale. There is a substantial risk that we will not be successful in implementing our business plan, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

6.
As a development stage company in the electrical components industry, we may experience substantial cost overruns in manufacturing and marketing our product, and we may not have sufficient capital to successfully complete the development and marketing of our product.

In the electrical components industry, the commercial success of any product is often dependent upon factors beyond the control of the Company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not retailers promote the product through prominent shelving and other methods of promotion. We may experience substantial cost overruns in manufacturing and marketing our product, and may not have sufficient capital to successfully complete our project. We may not be able to manufacture or market our product because of industry conditions, general economic conditions and/or competition from potential manufacturers and distributors.

7.
Because our officers have no experience in running a company that sells multiple outlet power boxes, they may not be able to successfully operate such a business which could cause you to lose your investment.

We are a development stage company and we intend to manufacture, market, and sell a multiple outlet power box device with selectively protected outlet logic. Mr. Schwartz and Ms. Krasney, our current Directors and officers, have effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. Our success is contingent upon the ability of these individuals to make appropriate business decisions in these areas. However, our Directors and officers have no experience in operating a company that sells multiple outlet power boxes. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

8.
Because Ms. Krasney and Mr. Schwartz have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic, which may result in periodic interruptions or suspensions of our business activities.

Our Directors and officers are only engaged in our business activities on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Mr. Schwartz and Ms. Krasney, our current Directors and officers, intend to only devote approximately 7 hours per week to our business activities.

9.
Our Directors and officers own a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the Company or decision making by management of the Company.

Our Directors and officers presently own approximately 60% of our outstanding common stock. As a result, Directors and officers have substantial control over all matters submitted to our stockholders for approval including the following matters: election of our Board of Directors; removal of any of our Directors; amendment of our Certificate of Incorporation or Bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us. Other stockholders may find the corporate decisions influenced by our Directors and officers are inconsistent with the interests of other stockholders. In addition, other stockholders may not be able to change the Directors and officers, and are accordingly subject to the risk that management cannot manage the affairs of the company in accordance with such stockholders’ wishes.

10.	If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position.

We regard our current and future intellectual property as important to our success, and rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our product or reverse engineer or obtain and use information that we regard as proprietary. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

11.	We may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on our ability to develop a commercially viable product without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop and market our multiple outlet power box device in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our product and would force us to incur substantial costs regardless of whether or not we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

12.	You will experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against our non-U.S. resident Directors and officers.

Our operations are in Israel. Our Directors and executive officers are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us, them or our or their Directors or executive officers in United States courts. In addition, the courts in the country (Israel) where we are located may not permit lawsuits of the enforcement of judgments arising out of the United States and state securities or similar laws. Thus, should any situation arise in the future in which you have a cause of action against these persons or us, you are at greater risk in investing in our Company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons as opposed to domestic persons or entities.

13.	If and when we sell our products, we may be liable for product liability, and we presently do not maintain product liability insurance.

We have no product liability insurance to protect against the risk that in the future a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. If we are sued for any injury allegedly caused by our future products, our liability could exceed our total assets and our ability to pay the liability.

Risks Relating to Our Common Stock

14.
We may, in the future, issue additional shares of our common stock, which would reduce investors percent of ownership and may dilute our share value. We do not need shareholder approval to issue additional shares.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

15.
Our common stock is subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

16.	There is no active public market for our stock, and an active public market may not be obtained or be liquid, and therefore, investors may not be able to sell their shares.

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 2007 under the ticker symbol PWSF. There has been no active trading in the Company’s securities, and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason our common stock is delisted from the Over-the-Counter Bulletin Board, or an active public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 10 Hakneset Hagdola Street, Tel Aviv, Israel 62917. This location is also the residence of Mr. Schwartz, and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any Director, officer, or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 10, 2007 under the ticker symbol PWSF. There has been no active trading in the Company’s securities.

Holders

As of February 19, 2008, there were 15,075,000 shares of common stock issued and outstanding, which were held by 43 stockholders of record.

Dividends

On November 8, 2007, we implemented a 3-for-1 stock dividend of our issued and outstanding shares of common stock. Shares of common stock held by each holder of record on said date automatically received a dividend at the rate of 3-for-1, so that the holder of each pre-dividend restricted share of the Company’s common stock received 3 post-dividend restricted shares and the holder of each pre-dividend unrestricted share of the Company’s common stock received 3 post-dividend unrestricted shares, without any further action on the part of the holder.

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants, and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 18, 2007, the Company issued 4,500,000 shares of common stock to each of the Company’s two Directors and officers for an aggregate of 9,000,000 (post forward split) shares. These shares were issued at par value of $0.0001, for proceeds of $300.

On July 11, 2007, the Company issued 75,000 (post forward split) shares of restricted common stock, valued at $525 for payment for transfer agent fees.

On June 21, 2007, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (SEC File No. 333-143645) relating to the sale by us of up to a maximum of 6,000,000 shares of our common stock at a purchase price of $0.01 per share (post forward split). We have raised approximately $60,000 from the issuance of 6,000,000 shares. We incurred offering expenses of approximately $21,500 for legal, accounting, and other costs in connection with this offering. In addition, we repaid an aggregate of $41,500 in related party loans.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” on elsewhere in this Report.

Plan of Operation

During the next twelve months, we will focus on developing a prototype, which can then be used to develop and manufacture the actual product we intend to sell. We intend to retain one or more third parties to conduct research concerning our multiple outlet power box device and to develop a prototype model.

If and when a prototype is successfully developed, we will contract with third parties for the manufacture and distribution of the product. We estimate that we would need approximately an additional four to six months to bring this product to market. Our objective would be to either market the product as an off-the-shelf device and/or to license the product to technology to hardware or software manufacturers and have them include it with their equipment or applications. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our multiple outlet power box device. There are currently no discussions or other consideration being given to any third-party manufacturers.

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

We expect that it will cost us at least $24,000 to engage a manufacturing company to work with us to develop the prototype. We expect that we will need an additional $36,000 in order to further bring the product to market on a full scale basis. We raised the funds needed to develop the prototype and the product by the sale of shares of our common stock. On June 21, 2007, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form SB-2 (SEC File No. 333-143645) relating to the sale by us of 6,000,000 shares of our common stock at a purchase price of $0.01 per share (post forward split). We incurred offering expenses of approximately $21,500 for legal, accounting, and other costs in connection with this offering. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the Company, or cease operations.

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

We are not aware of any material trend, event, capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”(“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”(“SFAS No. 158”). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Liquidity and Capital Resources

As of December 31, 2007, we had $3,405 in cash. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations, and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $13,564 for the quarter ended December 31, 2007, and a net loss of $46,972 for the period from February 5, 2007, (inception) through December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Report contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Audited)

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheet as of December 31, 2007	F-3

Statements of Operations and Comprehensive (Loss) for the Period then Ended
December 31, 2007, and Cumulative from Inception	F-4

Statements of Cash Flows for the Period then Ended December 31, 2007,
and Cumulative from Inception	F-5

Notes to Financial Statements December 31, 2007	F-6

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Powersafe Technology Corp.:

We have audited the accompanying balance sheet of Powersafe Technology Corp. (a Delaware corporation in the development stage) as of December 31, 2007, and the related statements of operations and comprehensive (loss), stockholders’ equity, and cash flows for the period ended December 31, 2007, and from inception (February 5, 2007) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powersafe Technology Corp as of December 31, 2007, and the results of its operations and its cash flows for the period ended December 31, 2007, and from inception (February 5, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
February 14, 2008

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007
(Audited)

ASSETS

2007
Current Assets:
Cash in bank	$3,405

Total current assets	3,405

Other Assets:
Patent, net of accumulated amortization of $1,031	11,535

Total other assets	11,535

Total Assets	$14,940

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$56
Accrued liabilities	6,807

Total current liabilities	6,863

Total liabilities	6,863

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 100,000,000 shares
authorized; 15,075,000 shares issued and outstanding	1,507
Additional paid-in capital	53,342
Accumulated other comprehensive income	200
(Deficit) accumulated during the development stage	(46,972)

Total stockholders' equity	8,077

Total Liabilities and Stockholders' Equity	$14,940

The accompanying notes to financial statements
are an integral part of this balance sheet.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH DECEMBER 31, 2007
(Audited)

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	37,916	37,916
Other	5,175	5,175
Legal fees - Incorporation	2,850	2,850
Amortization	1,031	1,031

Total general and administrative expenses	46,972	46,972

(Loss) from Operations	(46,972)	(46,972)

Other Income (Expense):	-	-

Provision for Income Taxes	-	-

Net (Loss)	(46,972)	(46,972)

Comprehensive (Loss):
Israeli currency translation	200	200

Total Comprehensive (Loss)	$(46,772)	$(46,772)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	10,848,636

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH DECEMBER 31, 2007
(Audited)

					(Deficit)
				Accumulated	Accumulated
			Additional	Other	During the
	Common stock		Paid-in	Comprehensive	Development
Description	Shares	Amount	Capital	Income	Stage	Totals

Balance - February 5, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	500	60,474	-	-	60,974

Transfer agent fees paid by issued shares	25,000	2	523	-	-	525

Deferred offering costs	-	-	(21,500)	-	-	(21,500)

3-for-1 adjustment	10,050,000	1,005	(1,005)	-	-	-

Forgiveness related party loans	-	-	14,850	-	-	14,850

Israeli currency translation	-	-	-	200	-	200

Net (loss) for the period	-	-	-	-	(46,972)	(46,972)

Balance - December 31, 2007	15,075,000	$1,507	$53,342	$200	$(46,972)	$8,077

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH DECEMBER 31, 2007
(Audited)

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Operating Activities:
Net (loss)	$(46,972)	$(46,972)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	1,031	1,031
Transfer agent fees paid by issued shares	525	525
Changes in net liabilities-
Accounts payable - Trade	56	56
Accrued liabilities	6,807	6,807

Net Cash (Used in) by Operating Activities	(38,553)	(38,553)

Investing Activities:
Patent acquired	(12,566)	(12,566)

Net Cash (Used in) Investing Activities	(12,566)	(12,566)

Financing Activities:
Issuance of common stock for cash	60,974	60,974
Deferred offering costs	(21,500)	(21,500)
Loans from related parties - Directors and stockholders	56,350	56,350
Repayment of related parties loans	(41,500)	(41,500)

Net Cash Provided by Financing Activities	54,324	54,324

Effect of Exchange Rate Changes on Cash	200	200

Net Increase in Cash	3,405	3,405

Cash - Beginning of Period	-	-

Cash - End of Period	$3,405	$3,405

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

On July 11, 2007, the Company issued 75,000 (post forward split) shares of restricted common stock, valued at $525 for payment of transfer agent fees.

On December 31, 2007, two Directors and shareholders forgave the Company of a related party debt in the amount of $14,850 ($7,425 each).

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Powersafe Technology Corp. (“Powersafe” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on February 5, 2007. The initial business plan of the Company is to develop a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic. The Company plans to develop a prototype of the multiple outlet power box, and then to further develop, manufacture, and market the product, and/or seek third-party entities interested in potential partnership opportunities and licensing rights to manufacture and market the product. The Company also intends to market the product to individuals for home and business use. The accompanying financial statements of Powersafe were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $60,000 from a self-underwritten offering of 6.0 million shares of newly issued common stock at a price of $0.01 per share (post forward stock split) in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. As of December 31, 2007, the Company had received stock subscriptions for 6.0 million shares of common stock, par value $0.0001 per share, at on offering price of $0.01 per share (post forward stock split), and deposited proceeds of approximately $60,000.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Patent

The Company acquired a United States patent and all other intellectual property rights relating to the technology from the inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement. The patent was originally granted to the inventor by the United States Patent and Trademark Office on January 13, 1998. The cost of obtaining the patent has been capitalized by the Company, and is being amortized using the straight-line method over a period of approximately 10 years. Through the period ended December 31, 2007, the Company recorded patent amortization of $1,031.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of December 31, 2007, $21,500 in deferred offering costs were charged against the capital raised upon completion of the offering.

Concentrations of Risk

As of December 31, 2007, the Company maintained its cash account in United States dollars at one commercial bank in Israel. The balance in the account was subject to the normal and customary risks of disbursement and withdrawal pertaining to a foreign currency account in that country.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

(Loss) per Common Share

Basic (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted (loss) per share is computed similar to basic (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

 Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). The Company’s functional currency is the United States Dollar. However certain accounts of the Company are denominated in Israeli New Shekels. Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term maturity and nature of these instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the period ended December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted December 31 as its fiscal year end.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan is to develop a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic. The Company plans to develop a prototype of the multiple outlet power box, and then to further develop, manufacture, and market the product and/or seek third-party entities interested in potential partnership opportunities and licensing rights to manufacture and market the product. The Company also intends to market the product to individuals for home and business use.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 6.0 million shares of newly issued common stock at a price of $0.01 per share (post forward stock split) in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Since June 21, 2007, the Company has received stock subscriptions for 6.0 million shares of common stock, par value $0.0001 per share, at on offering price of $0.01 per share (post forward stock split), and deposited proceeds of approximately $60,000.

While management of the Company believes that the Company will be successful in its operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its technology and patent, or sales of its product that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2007, and the cash resources of the Company are insufficient to carryout its business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Patent

The Company acquired a United States patent for a multiple outlet power box with selectively protected outlet logic, and all other intellectual property rights relating to the technology from an unrelated third-party inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement (the “Patent Sale Agreement”) for total consideration of $9,000. The patent was originally granted to the inventor on January 13, 1998, for a period of twenty years from the filing date (March 12, 1996) by the United States Patent and Trademark Office. The Company paid $4,000 to the inventor under the terms of the Patent Sale Agreement on March 26, 2007, the date of execution of the Agreement. The Company was also obligated to pay to the inventor an additional $4,000 under the Patent Sale Agreement at the time of recording the assignment of the patent with the United States Patent and Trademark Office. The assignment of the patent was recorded on April 12, 2007, and the additional consideration of $4,000 was paid to the inventor on April 24, 2007. The remaining $1,000 due under the agreement was paid as of December 31, 2007. As of December 31, 2007, the cost of the patent amounted to $12,566 consisting of the patent acquisition cost and related legal fees. The Company has no continuing or contingent obligation to pay royalties under the Patent Sale Agreement. Further, the inventor is not a promoter or stockholder of the Company.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(4)	Related Party Transactions

During the period ended December 31, 2007, advances for working capital purposes from two Directors and officers, who are also stockholders of the Company, were received and subsequently partially repaid by the Company. On December 31, 2007, the two of the Directors and stockholder forgave the Company of the debt due in the amount of $14,850 ($7,425 each). The amount forgiven increased additional paid-in capital.

(5)	Common Stock

On February 18, 2007, the Company issued 9,000,000 shares of common stock (post forward stock split) to two Directors and officers of the Company for proceeds of $300.

On July 11, 2007, the Company issued 75,000 shares of restricted common stock (post forward stock split) in payment for transfer agent fees. The transaction was valued at $525.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 6.0 million shares of newly issued common stock at a price of $0.01 per share (post forward stock split) in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Since June 21, 2007, the Company has received stock subscriptions for 6.0 million shares of common stock, par value $0.0001 per share, at an offering price of $0.01 per share (post forward stock split), and deposited proceeds of approximately $60,000. In addition, as of December 31, 2007, the Company recognized $21,500 of deferred offering costs related to this capital formation activity.

On October 29, 2007, the Company notified the NASD of its intention to implement a 3-for-1 forward stock split of its issued and outstanding common stock to the holders of record as of November 7, 2007. Such forward stock split was effective as of November 8, 2007. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On December 31, 2007, two of the Directors and shareholders of the Company forgave the Company of a related party debt. The balance of the debt was $14,850, which was an increase to additional paid-in capital.

(6)	Transfer Agent Agreement

On July 5, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 75,000 shares (post forward stock split) of the Company’s common stock with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 75,000 shares (post forward stock split) of common stock from Island Stock Transfer for a period of 12 months for $10,000. For the year then ended December 31, 2007, the Company paid the initial fee of $2,000 for consulting and advisory services, and issued 75,000 shares (post forward stock split) of common stock for such services with a value of $525.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(7)	Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2007, was as follows (assuming an effective federal and state tax rate of 23%):

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$10,804	$10,804
Change in valuation allowance	(10,804)	(10,804)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, as follows:

2007

Loss carryforwards	$10,804
Less - Valuation allowance	(10,804)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $46,972 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(8)	Commitments and Contingencies

The Company has entered into a verbal commitment with a third-party consultant to provide financial and capital formation services. Consulting services under the arrangement principally commenced during the period ended December 31, 2007. The consultant will receive $75 per hour for his services.

In March 2007, the Company entered into an agreement with Nevada Agency & Trust Company for transfer agent services. For the period ended December 31, 2007, transfer agent fees amounted to $5,291.

(10)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our Principal Executive Officer and Principal Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Principal Executive Officer and Principal Financial Officer.

Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and its executive officers as of December 31, 2007.

Name	Age	Positions and Offices Held

Einat Krasney	36	President and Director

Mordechai Schwartz	49	Secretary, Treasurer, and Director

Our Directors hold office until the next annual meeting of our shareholders, or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Einat Krasney has been our President and a member of our Board of Directors since our inception in February 2007. Ms. Einat Krasney received her BA from Tel Aviv University in General History and Political Science in 1995 and then continued on at the Tel Aviv University of Economics and business Management, where she received both her BA in Economics and MBA in 1999. From 1998 until 2000, she managed “The Center for The Israeli Chamber of Industrial Start-Up Companies.” In 2000, she worked as an economic analyst in investment bank “Poalim Capital Markets,” and from 2004 until present, she has been and is currently the chief economist for “Otsarot Tarshish Assets and Investments Management,” providing international business development and marketing services. In 2006, she also completed a degree in Advanced Mathematics from the “Seminar of Kibbutzim.”

Mordechai Schwartz has been our Secretary, Treasurer, and Director since inception in February 2007. From the years 1984 until 1988, Mr. Schwartz studied computer science at the Israeli Institute and Chamber of Information Systems. From 1988 until 1991, he worked at Israpro an Israeli Software Company as a system analyzer and was also managing a small software development team. In 1991, he continued his career as a Head of Projects manager at Taldor Computer Systems Ltd, one of Israel's largest Computer Software companies. In 1998, he continued on (until present) to Ludan Software and Controls Systems, Inc., a leading Israeli Software Company providing complex software solutions for the Engineering Industry Sector, as a Vice President in marketing . Mr. Schwartz also obtained, from 1995 to 1996, a diploma in Sales and Marketing Studies, Marcom, and PR from the University of Haifa and also, from 1999 to 2001, his BA in Business studies from the University of Derby.

There are no familial relationships among any of our Directors or officers. None of our Directors or officers is a director in any other U.S. reporting companies. None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Audit Committee and Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. The policy of having no committee will change if the constitution of one such becomes necessary as a result of growth of the company or as mandated by public policy.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our Directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative, or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Since our incorporation on February 5, 2007, we have not paid any compensation to our Directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our Directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Since our incorporation on February 5, 2007, no stock options or stock appreciation rights were granted to any of our Directors or executive officers, none of our Directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on February 5, 2007, no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The following table lists, as of February 19, 2008, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and Director of our Company; and (iii) all officers and Directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 15,075,000 shares of our common stock issued and outstanding as of February 19, 2008. We do not have any other outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Einat Krasney	4,500,000 (1)	29.85%

Mordechai Schwartz	4,500,000 (1)	29.85%

All Directors and executive officers as a group (2 persons)	9,000,000	59.70%

(1) On February 18, 2007, the Company issued 4,500,000 shares of common stock (post forward split) to each of the Directors and officers of the Company at par value of $0.0001, for the purchase price of $150.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 18, 2007, the Company issued 4,500,000 shares of common stock to each of the Company’s two Directors and officers for an aggregate of 9,000,000 (post forward split) shares. These shares were issued at par value of $0.0001, for proceeds of $300.

On July 11, 2007, the Company issued 75,000 (post forward split) shares of restricted common stock, valued at $525 for payment for transfer agent fees.

From our inception through December 31, 2007, Mr. Schwartz and Ms. Krasney have loaned the Company a total of $56,350. Of this amount, the Company repaid Mr. Schwartz and Ms. Krasney $41,500. On Decmeber 31, 2007, Mr. Schwartz and Ms. Krasney forgave the Company of the remaining balance, $14,850. This amount was then converted to additional paid-in capital.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” We do believe that the following Directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax, and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was nil.

Audit Fees

Davis Accounting Group P.C. provided audit services to Powersafe in connection with its Annual Report for the fiscal years ended December 31, 2007. The aggregate fees billed by Davis Accounting Group P.C. for the audit of Powersafe’s annual financial statements and a review of Powersafe’s quarterly financial statements during the fiscal year ended December 31, 2007, was $21,000.

Audit Related Fees

Davis Accounting Group P.C. billed to Powersafe no fees in 2007 for professional services that are reasonably related to the audit or review of Powersafe’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Davis Accounting Group P.C. billed to Powersafe fees of $0 in 2007 for professional services rendered in connection with the preparation of Powersafe’s tax returns for the respective periods.

All Other Fees

Davis Accounting Group P.C. billed Powersafe no fees in 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

Powersafe does not have a standing audit committee. Therefore, all services provided to Powersafe as detailed above, were pre-approved by Powersafe’s Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1
Articles of Incorporation of the Company (annexed as Exhibit 3.1 to Powersafe’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commissionon June 8, 2007, and incorporated herein by reference)

3.2
Bylaws of the Company (annexed as Exhibit 3.2 to Powersafe’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2007, and incorporated herein by reference)

3.3
Form of Common Stock Certificate of the Company (annexed as Exhibit 3.3 to Powersafe’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2007, and incorporated herein by reference)

10.1
Patent Sale and Transfer Agreement, dated March 26, 2007, between the Company and Leonard Liner (annexed as Exhibit 10.1 to Powersafe’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2007, and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERSAFE TECHNOLOGY CORP.

Date: February 19, 2008
	By:	/s/ Einat Krasney
Name: Einat Krasney
Title: President and Director (Principal Executive Officer)

Dated: February 19, 2008
	By:	/s/ Mordechai Schwartz
Name: Mordechai Schwartz
Title: Treasurer, Secretary, and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 19, 2008
	By:	/s/ Einat Krasney
Name: Einat Krasney
Title: President and Director (Principal Executive Officer)

Dated: February 19, 2008
	By:	/s/ Mordechai Schwartz
Name: Mordechai Schwartz
Title: Treasurer, Secretary, and Director (Principal Financial and Accounting Officer)