Form 10-Q
period 2008-03-31
Powersafe Technology Corp
filed 2008-05-15
CIK 1396335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-143645

POWERSAFE TECHNOLOGY CORP.
(Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	98-0522188 (IRS Employer ID Number)

26 E. Hawthorne Avenue, Valley Stream, NY 11580
(Address of principal executive offices)

516-887-8200
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐
Non-accelerated filer ☐    Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Number of shares of common stock outstanding as of May 13, 2008: 7,075,000 shares of common stock.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2008
(Unaudited)

ASSETS

	2008	2007
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$11	$3,405
Total current assets	11	3,405

Other Assets:
Patent, net of accumulated amortization of $1,383 and $1,031
in 2008, and 2007, respectively	11,183	11,535
Total other assets	11,183	11,535
Total Assets	$11,194	$14,940

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,365	$56
Accrued liabilities	8,557	6,807
Total current liabilities	9,922	6,863
Total liabilities	9,922	6,863

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 100,000,000 shares authorized; 7,075,000 and 15,075,000 shares issued and
outstanding in 2008, and 2007, respectively	707	1,507
Additional paid-in capital	56,638	53,342
Other Comprehensive Income	200	200
(Deficit) accumulated during the development stage	(56,273)	(46,972)
Total stockholders' equity	1,272	8,077
Total Liabilities and Stockholders' Equity	$11,194	$14,940

The accompanying notes to financial statements are
an integral part of this balance sheet.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND PERIOD ENDED MARCH 31, 2008
AND CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007) THROUGH MARCH 31, 2008
(Unaudited)

	Three
	Months Ended	Period Ended	Cumulative
	March 31,	March 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	7,500	1,750	45,416
Legal fees - Incorporation	1,449	419	6,624
Other	-	2,850	2,850
Amortization	352	18	1,383

Total general and administrative expenses	9,301	5,037	56,273

(Loss) from Operations	(9,301)	(5,037)	(56,273)

Other Income (Expense):	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	(9,301)	(5,037)	(56,273)

Comprehensive Income (Loss):
Israeli currency translation	-	-	200

Total Comprehensive Income (Loss)	$(9,301)	$(5,037)	$(56,073)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	11,998,077	6,872,727

The accompanying notes to financial statements
are an integral part of this balance sheet.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2008
AND CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007) THROUGH MARCH 31, 2008
(Unaudited)

	Three
	Months Ended	Period Ended	Cumulative
	March 31,	March 31,	From
	2008	2007	Inception
Operating Activities:
Net (loss)	(9,301)	(5,037)	(56,273)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Amortization	352	18	1,383
Transfer agent fees paid by issued shares	-	-	525
Changes in net liabilities-
Accounts payable - Trade	1,309	2,850	1,365
Accrued liabilities	1,750	10,000	8,557

Net Cash Provided by (Used in) by Operating Activities	(5,890)	7,831	(44,443)

Investing Activities:
Patent acquired	-	(6,180)	(12,566)

Net Cash (Used in) Investing Activities	-	(6,180)	(12,566)

Financing Activities:
Issuance of common stock for cash	-	300	60,974
Deferred offering costs	-	(10,000)	(21,500)
Loans from related parties - Directors and stockholders	5,160	9,700	58,846
Repayment of related parties loans	(2,664)	-	(41,500)

Net Cash Provided by Financing Activities	2,496	-	56,820

Effect of Exchange Rate Changes on Cash	-	-	200

Net Increase in Cash	(3,394)	1,651	(189)

Cash - Beginning of Period	3,405	-	-

Cash - End of Period	11	1,651	11

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

On July 11, 2007, the Company issued 75,000 (post forward split) shares of restricted common stock, valued at $525 for payment of transfer agent fees.

On December 31, 2007, two former Directors and shareholders forgave the Company of a related party debt in the amount of $14,850 ($7,425 each).

On March 31, 2008, two former Directors and shareholders forgave the Company of a related party debt in the amount of $2,496 ($1,248).

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Powersafe Technology Corp. (“Powersafe” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on February 5, 2007. The initial business plan of the Company was to develop a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic. The Company planned to develop a prototype of the multiple outlet power box, and then to further develop, manufacture, and market the product, and/or seek third-party entities interested in potential partnership opportunities and licensing rights to manufacture and market the product. The Company also intended to market the product to individuals for home and business use. The accompanying financial statements of Powersafe were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $60,000 from a self-underwritten offering of 6.0 million shares of newly issued common stock at a price of $0.01 per share (post forward stock split) in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Prior to December 31, 2007, the Company had received stock subscriptions for 6.0 million shares of common stock, par value $0.0001 per share, at on offering price of $0.01 per share (post forward stock split), and deposited proceeds of approximately $60,000.

 Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three months and the period ended March 31, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months and the period ended March 31, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-K filed with the SEC for additional information, including significant accounting policies.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

 Patent

The Company acquired a United States patent and all other intellectual property rights relating to the technology from the inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement. The patent was originally granted to the inventor by the United States Patent and Trademark Office on January 13, 1998. The cost of obtaining the patent has been capitalized by the Company, and is being amortized using the straight-line method over a period of approximately 10 years. For the period ended March 31, 2008, the Company recorded patent amortization of $352.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of March 31, 2008, $21,500 in deferred offering costs were charged against the capital raised upon completion of the offering discussed in Note 6.

 Concentrations of Risk

As of March 31, 2008, the Company maintained its cash account in United States dollars at one commercial bank in Israel. The balance in the account was subject to the normal and customary risks of disbursement and withdrawal pertaining to a foreign currency account in that country.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended March 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

(Loss) per Common Share

Basic (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted (loss) per share is computed similar to basic (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2008.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term maturity and nature of these instruments.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the periods ended March 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan was to develop a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic. The Company planned to develop a prototype of the multiple outlet power box, and then to further develop, manufacture, and market the product and/or seek third-party entities interested in potential partnership opportunities and licensing rights to manufacture and market the product. The Company also intended to market the product to individuals for home and business use.

During the period from February 5, 2007, through March 31, 2008, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 6.0 million shares of newly issued common stock at a price of $0.01 per share (post forward stock split) in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Since June 21, 2007, the Company has received stock subscriptions for 6.0 million shares of common stock, par value $0.0001 per share, at on offering price of $0.01 per share (post forward stock split), and deposited proceeds of approximately $60,000.

While management of the Company believes that the Company will be successful in its operating activities, there can be no assurance that the Company will be successful in the development of a prototype of its technology and patent, or sales of its product that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2008, and the cash resources of the Company are insufficient to carryout its business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent

The Company acquired a United States patent for a multiple outlet power box with selectively protected outlet logic, and all other intellectual property rights relating to the technology from an unrelated third-party inventor

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement (the “Patent Sale Agreement”) for total consideration of $9,000. The patent was originally granted to the inventor on January 13, 1998, for a period of twenty years from the filing date (March 12, 1996) by the United States Patent and Trademark Office. The Company paid $4,000 to the inventor under the terms of the Patent Sale Agreement on March 26, 2007, the date of execution of the Agreement. The Company was also obligated to pay to the inventor an additional $4,000 under the Patent Sale Agreement at the time of recording the assignment of the patent with the United States Patent and Trademark Office. The assignment of the patent was recorded on April 12, 2007, and the additional consideration of $4,000 was paid to the inventor on April 24, 2007. The remaining $1,000 due under the agreement was paid as of December 31, 2007. As of March 31, 2008, the cost of the patent amounted to $12,566 consisting of the patent acquisition cost and related legal fees. The Company has no continuing or contingent obligation to pay royalties under the Patent Sale Agreement. Further, the inventor is not a promoter or stockholder of the Company.

(4)  Change in Management

On March 31, 2008, Einat Krasney resigned from her positions as President and Director of the Company, and Jack N. Mayer, the controlling stockholder of Amplification Technologies, Inc., was appointed as a Director and President of Powersafe (See Note 8).

On March 31, 2008, the Board of Directors appointed Jack N. Mayer as President and Treasurer. Mr. Mordechai Schwartz resigned from the Board as of April 2, 2008.

(5) Related Party Transactions

During the period ended December 31, 2007, advances for working capital purposes from two former Directors and officers, who are also stockholders of the Company, were received and subsequently partially repaid by the Company. On December 31, 2007, the two former Directors and stockholder forgave the Company of the debt due in the amount of $14,850 ($7,425 each). The amount forgiven was recorded as additional paid-in capital.

During the period ended March 31, 2008, advances for working capital purposes from two former Directors and officers, who were also stockholders of the Company, were received and subsequently partially repaid by the Company. On March 31, 2008, two former Directors and stockholder forgave the Company of the debt due in the amount of $2,496 ($1,248 each). The amount forgiven was recorded as additional paid-in capital.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

On December 31, 2007, two former Directors and shareholders of the Company forgave the Company of a related party debt. The balance of the debt was $14,850, which was an increase to additional paid-in capital.

On February 26, 2008, two former Directors and shareholders of the Company returned to the Company 8,000,000 shares of the Company’s common stock for no consideration.

For the period ended March 31, 2008, two former Directors and shareholders of the Company forgave the Company of a related party debt. The balance of the debt was $2,496, which was recorded as additional paid-in capital.

(7) Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2008, and 2007, was as follows (assuming an effective federal and state tax rate of 23%):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,204	$1,194
Change in valuation allowance	(2,204)	(1,194)
Total deferred tax provision	$-	$-

	2008	2007

Loss carryforwards	$13,333	$1,194
Less - Valuation allowance	(13,333)	(1,194)
Total net deferred tax assets	$-	$-

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

The Company had deferred income tax assets as of March 31, 2008, as follows:

2008

Loss carryforwards	$13,337
Less - Valuation allowance	(13,337)
Total net deferred tax assets	$-

As of March 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $56,273 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8) Commitments and Contingencies

On July 5, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay Island Stock Transfer initial fees amounting to $2,525 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 75,000 shares (post forward stock split) of the Company’s common stock with a value of $525; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 75,000 shares (post forward stock split) of common stock from Island Stock Transfer for a period of 12 months for $10,000. Prior to December 31, 2007, the Company paid $2,000 to Island Stock Transfer and had issued them 75,000 shares (post forward stock split) of common stock for such services with a value of $525 in satisfaction of the agreement.

The Company has entered into a verbal commitment with a third-party consultant to provide financial and capital formation services. Consulting services under the arrangement principally commenced during the period ended December 31, 2007. The consultant will receive $75 per hour for his services. This commitment was terminated as of March 31, 2008.

On March 31, 2008, the Company entered into a merger agreement with Amplification Technologies, Inc. (“ATI”) a privately held Delaware corporation. Pursuant to the terms of the merger agreement, ATI will merge with Powersafe in exchange for approximately 31,500,000 shares of Powersafe’s common stock to be newly issued to stockholders of ATI. Powersafe will also assume approximately $700,000 of non-convertible preferred stock. As of the date of the merger, Powersafe had 7,075,000 shares of common stock issued and outstanding and no other issued securities, warrants or options in its capital structure. As a requisite for the agreement to close, certain conditions must be met. As of May 15, 2008, the agreement has not closed.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

(9) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c)

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

(10) Subsequent Events.

In connection with the merger agreement referred to in footnote 8, approximately $1,360,000 was contributed by the new owners as capital to the Company. The Company used approximately $1,280,000 to purchase non convertible Series C Preferred Stock issued by ATI and approximately $730,000 of such proceeds were used by ATI to redeem non-convertible preferred stock of ATI. The Series C Preferred shares have a 2% monthly pay in kind dividend, restrictive covenants including a prohibition on funded debt and the issuance of securities which are senior or pari passu to the Series C Preferred, are redeemable by ATI on February 14, 2009, and are slated to be retired as part of the merger.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “Powersafe,” “the Company,” “we,” “our” or “us” refer to Powersafe Technology Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, and in our reports to our shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions or the converse thereof, identify statements that constitute “forward-looking statements.”

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including, without limitation: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitably , (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash.

Overview

We were incorporated in Delaware on February 5, 2007. We are a development stage company. We have not generated any revenues to date and, until the occurrence of transactions described below, our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our officers, and our president and treasurer, Jack N. Mayer, is our sole director.

At the time of our incorporation we intended to engage in the manufacture and distribution of a multiple outlet power box. We own the technology and patent for a new and improved multiple outlet power box.

On March 31, 2008, all the shareholders of Powersafe executed stock purchase agreements (the “Stock Purchase Agreements”) providing for, among other things, the sale of all of our issued and outstanding stock. The purchase price for the stock, 95% of which was acquired by a group of unaffiliated investors, and 5% of which was given to persons who assisted in the transaction, was $625,000. Mr. Jack N. Mayer, the sole director and chief executive and accounting officer of the company, and his wife acquired approximately 27.2% of the issued and outstanding shares of Powersafe in the transaction.

On March 31, 2008 we executed an agreement (the “Merger Agreement”) with Amplification Technologies, Inc. (“ATI”) providing, among other things, for the merger of our wholly-owned subsidiary, Powersafe Acquisition Corp., with and into ATI, with ATI surviving as our wholly-owned subsidiary.

ATI is a privately held Delaware corporation formed in May 2002, whose scientists have invented an extremely sensitive photodetector technology. We believe that this technology has significant performance and cost advantages over traditional technology and is positioned as a next generation solid state technology for low level light detection. ATI’s platform semiconductor technology, which allows amplification of weak signals with very low noise, has been patented to encompass detection of signals other than light, and thus could in principle be used to create biological, radiological, electrical, and chemical sensors. Mr. Mayer is the controlling stockholder of ATI.

In connection with the transactions described above, approximately $1,360,000 was contributed as capital to Powersafe by the new shareholders. Powersafe used approximately $1,280,000 to purchase non convertible Series C Preferred Stock issued by Amplification Technologies, Inc., a Delaware corporation (“ATI”) and approximately $730,000 of such proceeds were used by ATI to redeem non-convertible preferred stock of ATI held by Mr. Mayer and a member of his family. The Series C Preferred shares have a 2% monthly pay in kind dividend, restrictive covenants including a prohibition on funded debt and the issuance of securities which are senior or pari passu to the Series C Preferred, are redeemable by ATI on February 14, 2009, and are slated to be retired as part of the merger between Powersafe and ATI described below.

Upon consummation of the transactions contemplated by the Merger Agreement, it is anticipated that based on ATI’s current capitalization approximately 31,500,000 shares of common stock will be issued to the shareholders of ATI, and reserved for issuance upon exercise of options and conversion of outstanding convertible preferred shares of ATI, and the shareholders of ATI will transfer to us all of the issued and outstanding share capital of ATI. ATI needs additional capital as of the date hereof which will result in the issuance of additional securities of the Company beyond those contemplated in the previous sentence. We are working on consummating the transaction with ATI in June.

The foregoing descriptions of the Merger Agreement and the Stock Purchase Agreements do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement and the Stock Purchase Agreements, which were attached as Exhibits 10.2 and 10.3, respectively, to our Current Report on Form 8-K filed April 4, 2008 and are incorporated herein by reference.

Plan of Operation

During the next twelve months, we will focus on the consummation of the transactions contemplated by the Merger Agreement, the development of ATI’s photodetector technology and marketing products that incorporate that technology. We estimate that within the next 12 months we will need to raise no less than approximately $6,000,000 in order to effectuate our business plan.

Going Concern Consideration

We are a development stage company and have not commenced planned principal operations. We had no revenues and incurred a net loss of $8,278 for the quarter ended March 31, 2008 as compared to the net loss of $5,037 for the period from inception (February 5, 2007) through March 31, 2008. The increase was primarily a result of an increase in professional fees.. These factors raise substantial doubt about our ability to continue as a going concern.

Our registered independent auditors have issued an opinion on our financial statements for the period ending December 31, 2007, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling our products. Accordingly, we must raise capital from sources other than the actual sale of our products in order to implement our plan of operations and stay in business.

Liquidity and Capital Resources

As of March 31, 2008, we had no cash or cash equivalents. We estimate that we need approximately $6,000,000 to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other source. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.  Other Information.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certification

32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

POWERSAFE TECHNOLOGY CORP.

Dated: May 15, 2008
By:  /s/ Jack N. Mayer

Name:  Jack N. Mayer
Title:  President, Treasurer and Sole Director
(Principal Executive and Financial Officer)