Form 10-Q
period 2008-06-30
Powersafe Technology Corp
filed 2008-08-19
CIK 1396335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

 ☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-143645

POWERSAFE TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	98-0522188 (IRS Employer ID Number)

26 E. Hawthorne Avenue, Valley Stream, NY 11580
 (Address of principal executive offices)

(516) 887-8200
(Issuer's telephone number)
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xNo 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o    No ☒

As of August 14, 2008, 7,075,000 shares of common stock, par value $0.0001 per share, were outstanding.

  ii

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Interim Financial Statements	Page No.

Balance Sheets as of June 30, 2008, and December 31, 2007	F-2

Statements of Operations for the Three Months Ended June 30, 2008, and 2007, the Six Months Ended June 30, 2008, the Period Ended June 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2008, the Period Ended June 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2008, and 2007	F-5

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

ASSETS

	2008	2007
Current Assets:
Cash in bank	$-	$3,405
Cash in escrow account	2,147	-
Prepaid expenses	5,098	-

Total current assets	7,245	3,405

Other Assets:
Patent, net of accumulated amortization of $1,735 and $1,031
in 2008, and 2007, respectively	10,831	11,535
Investment in Amplification Technologies, Inc. - Series C Preferred Stock	1,317,155	-
Due from affiliate - Amplification Technologies, Inc.	32,263	-

Total other assets	1,360,249	11,535

Total Assets	$1,367,494	$14,940

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$56	$56
Due to escrow agent	38,490	-
Accrued liabilities	35,543	6,807

Total current liabilities	74,089	6,863

Total liabilities	74,089	6,863

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 100,000,000 shares authorized; 7,075,000 and 15,075,000 shares issued and
outstanding in 2008, and 2007, respectively	707	1,507
Additional paid-in capital	1,416,638	53,342
(Deficit) accumulated during the development stage	(123,940)	(46,772)

Total stockholders' equity	1,293,405	8,077

Total Liabilities and Stockholders' Equity	$1,367,494	$14,940

The accompanying notes to financial statements are
an integral part of these balance sheets.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, THE THREE MONTHS ENDED
AND PERIOD ENDED JUNE 30, 2007, AND CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

			Six
			Months Ended	Period Ended	Cumulative
	Three Months Ended June 30,		June 30,	June 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	30,212	11,000	35,712	12,750	73,628
Public Relations	37,859	-	37,859	-	37,859
Other	619	1,013	2,068	1,432	7,043
Legal fees - Incorporation	-	-	-	2,850	2,850
Amortization	352	312	704	330	1,735
Insurance	902	-	902	-	902

Total general and administrative expenses	69,944	12,325	77,245	17,362	124,017

(Loss) from Operations	(69,944)	(12,325)	(77,245)	(17,362	(124,017)

Other Income (Expense):
Interest income (expense)	77	-	77		77
Total other income (expense)	77	-	77		77

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(69,867)	$(12,325)	$(77,168)	$(17,362)	$(123,940)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,075,000	9,000,000	9,536,538	8,198,630

The accompanying notes to financial statements are
an integral part of these statements.

STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, THE PERIOD ENDED
JUNE 30, 2007, AND CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six
	Months Ended	Period Ended	Cumulative
	June 30,	June 30,	From
	2008	2007	Inception
Operating Activities:
Net (loss)	$ (77,168)	$ (17,362)	$ (123,940)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Amortization	704	330	1,735
Transfer agent fees paid by issued shares	-	-	525
Changes in net assets and liabilities-
Prepaid expenses	(5,098)	-	(5,098)
Accounts payable - Trade	-	-	56
Accrued liabilities	28,736	9,500	35,543
Due to escrow agent	38,490	-	38,490

Net Cash (Used in) Operating Activities	(14,336)	(7,532)	(52,689)

Investing Activities:
Investment in Amplification Technologies, Inc. - Preferred Stock	(1,317,155)	-	(1,317,155)
Patent acquired	-	(10,180)	(12,566)

Net Cash (Used in) Investing Activities	(1,317,155)	(10,180)	(1,329,721)

Financing Activities:
Issuance of common stock for cash	-	300	60,974
Capital contributed by stockholders	1,360,000	-	1,360,000
Due from affiliate - Amplification Technologies, Inc.	(32,263)	-	(32,263)
Deferred offering costs	-	(20,000)	(21,500)
Loans from related parties - Directors and stockholders	5,160	37,700	58,846
Repayment of related parties loans	(2,664)	-	(41,500)

Net Cash Provided by Financing Activities	1,330,233	18,000	1,384,557

Net Increase (decrease) in Cash	(1,258)	288	2,147

Cash - Beginning of Period	3,405	-	-

Cash - End of Period	$ 2,147	$ 288	$ 2,147

Cash - End of Period Consisting of:

Cash in bank	$ -	$ 288	$ -
Cash in escrow account	2,147	-	2,147

Total	$ 2,147	$ 288	$ 2,147

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

On July 11, 2007, the Company issued 75,000 (post forward split) shares of restricted common stock, valued at $525 for payment of transfer agent fees.

On December 31, 2007, two former Directors and shareholders forgave the Company of a related party debt in the amount of $14,850 ($7,425 each).

On March 31, 2008, two former Directors and shareholders forgave the Company of a related party debt in the amount of $2,496 ($1,248 each).

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Powersafe Technology Corp. (“Powersafe” or the “Company”) is a Delaware corporation in the development stage.  The Company was incorporated under the laws of the State of Delaware on February 5, 2007.  Until the change of control (which occurred on March 31, 2008) of the Company described below, the initial business plan of the Company was to develop a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic.  The Company had planned to develop a prototype of the multiple outlet power box, and then to further develop, manufacture, and market the product, and/or seek third-party entities interested in potential partnership opportunities and licensing rights to manufacture and market the product.  The accompanying financial statements of Powersafe were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $60,000 from a self-underwritten offering of 6,000,000 shares of newly issued common stock at a price of $0.01 per share (post forward stock split) in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Prior to December 31, 2007, the Company had received stock subscriptions for 6,000,000 shares of common stock, par value $0.0001 per share, at on offering price of $0.01 per share (post forward stock split), and deposited proceeds of approximately $60,000.

   Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-K filed with the SEC for additional information, including significant accounting policies.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

   Patent

The Company acquired a United States patent and all other intellectual property rights relating to the technology from the inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement.  The patent was originally granted to the inventor by the United States Patent and Trademark Office on January 13, 1998.  The cost of obtaining the patent has been capitalized by the Company, and is being amortized using the straight-line method over a period of approximately 10 years.  For the six months ended June 30, 2008, the Company recorded patent amortization of $704.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital, if any, until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  When an offering is terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  As of December 31, 2007, $21,500 in deferred offering costs were charged against the capital raised upon completion of the offering discussed in Note 6.

   Concentrations of Risk

Prior to March 31, 2008, the Company maintained its cash account in United States dollars at one commercial bank in Israel.  The balance in the account was subject to the normal and customary risks of disbursement and withdrawal pertaining to a foreign currency account in that country. During the period ended June 30, 2008, the Company closed its commercial bank account in Israel and currently does not have a bank account.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  For the periods ended June 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

   Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  The Company’s functional currency is the United States Dollar.  However, certain accounts of the Company are denominated in Israeli New Shekels.  Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income loss for the period.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income loss.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2008, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term maturity and nature of these instruments.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the periods ended June 30, 2008, and 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and had difficulties in developing a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic.  On March 31, 2008, all the shareholders of the Company executed stock purchase agreements (the “Stock Purchase Agreements”) providing for, among other things, the sale of all our issued and outstanding stock. The purchase price of the stock, 95% of which was acquired by a group of unaffiliated investors, and 5% of which was given to persons who assisted in the transaction, was $625,000. Mr. Jack N. Mayer, the sole director and chief executive and accounting officer of the company, and his wife, acquired approximately 27.2% of the issued and outstanding shares of Powersafe in the transaction

On March 31, 2008, we executed an agreement (the “Merger Agreement”) with Amplification Technologies, Inc. (“ATI”) providing, among other things, for the merger of our wholly owned subsidiary, with and into ATI, with ATI surviving as our wholly-owned subsidiary.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2008, and the cash resources of the Company are insufficient to carryout its business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent

The Company acquired a United States patent for a multiple outlet power box with selectively protected outlet logic, and all other intellectual property rights relating to the technology from an unrelated third-party inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement (the “Patent Sale Agreement”) for total consideration of $9,000.  The patent was originally granted to the inventor on January 13, 1998, for a period of 20 years from the filing date (March 12, 1996) by the United States Patent and Trademark Office.  The Company paid $4,000 to the inventor under the terms of the Patent Sale Agreement on March 26, 2007, the date of execution of the Agreement.  The Company was also obligated to pay to the inventor an additional $4,000 under the Patent Sale Agreement at the time of recording the assignment of the patent with the United States Patent and Trademark Office.  The assignment of the patent was recorded on April 12, 2007, and the additional consideration of $4,000 was paid to the inventor on April 24, 2007.  The remaining $1,000 due under the agreement was paid as of December 31, 2007.  The cost of the patent amounted to $12,566 consisting of the patent acquisition cost and related legal fees.  The Company has no continuing or contingent obligation to pay royalties under the Patent Sale Agreement.  Further, the inventor is not a promoter or stockholder of the Company.

(4)           Change in Management

On March 31, 2008, Einat Krasney resigned from her positions as President and Director of the Company, and  Jack N. Mayer, the controlling stockholder of Amplification Technologies, Inc., was appointed as a Director and President of Powersafe (See Note 8).

On March 31, 2008, the Board of Directors appointed Jack N. Mayer as President and Treasurer. Mordechai Schwartz resigned from the Board of Directors as of April 2, 2008.

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

The escrow agent, a former officer of the Company, advanced the Company $38,490.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(6)           Common Stock

On February 18, 2007, the Company issued 9,000,000 shares of common stock (post forward stock split) to two Directors and officers of the Company for proceeds of $300.

On July 11, 2007, the Company issued 75,000 shares of restricted common stock (post forward stock split) in payment for transfer agent fees. The transaction was valued at $525.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 6,000,000 shares of newly issued common stock at a price of $0.01 per share (post forward stock split) in the public markets.  The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007.  Since June 21, 2007, the Company has received stock subscriptions for 6,000,000 shares of common stock, par value $0.0001 per share, at an offering price of $0.01 per share (post forward stock split), and deposited proceeds of approximately $60,000. In addition, as of December 31, 2007, the Company recognized $21,500 of deferred offering costs related to this capital formation activity.

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

In connection with the reverse merger, described in Note 8, the new stockholders of the Company contributed $1,360,000 of capital to the Company.  The Company used 1,310,227 of the funds to purchase non convertible Series C Preferred Stock issued by Amplification Technologies, Inc. (“ATI”), a Delaware company. The Company incurred $6,928 in legal fees and other fees associated with the stock purchase. The Series C Preferred Stock of  ATI have a 2% monthly pay in kind dividend, restrictive covenants including a prohibition on funded debt and the issuance of securities which are senior or pari passu to the Series C Preferred, are redeemable by ATI on February 14, 2009, and are slated to be retired as part of the merger.

(7)           Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2008, and 2007, was as follows (assuming an effective federal and state tax rate of 23%):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$17,749	$4,150
Change in valuation allowance	(17,749)	(4,150)

Total deferred tax provision	$-	$-

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The Company had deferred income tax assets as of June 30, 2008, as follows:

	2008	2007

Loss carryforwards	$13,333	$4,150
Less - Valuation allowance	(13,333)	(4,150)

Total net deferred tax assets	$-	$-

As of June 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $123,940 that may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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

On March 31, 2008, the Company entered into a merger agreement with Amplification Technologies, Inc. (“ATI”) a privately held Delaware corporation. Pursuant to the terms of the merger agreement, ATI will merge with Powersafe in exchange for approximately 31,500,000 shares of Powersafe’s common stock to be newly issued to stockholders of ATI. Powersafe will also assume approximately $700,000 of non-convertible preferred stock. As of the date of the merger, Powersafe had 7,075,000 shares of common stock issued and outstanding and no other issued securities, warrants or options in its capital structure. As a requisite for the agreement to close, certain conditions must be met. As of August 15, 2008, the agreement has not closed.

(9)           Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(10) Subsequent Event

On August 7, 2008, the Company filed a Proxy Statement on Schedule 14A with the SEC.  In September of 2008, the Company will hold a meeting of shareholders to vote upon the following items: (1) to grant discretionary authority to our Board of Directors to implement a reverse stock split of our common stock, on the basis of up to five pre-consolidation shares for each one post-consolidation share, to occur at some time within 12 months of the date of the meeting with the exact time of the stock split to be determined by the Board of Directors; (2) to grant discretionary authority to our Board of Directors to implement a forward stock split of our common stock, on the basis of one pre-split share for up to two post-split shares, to occur at some time within 12 months of the date of the meeting with the exact time of the stock split to be determined by the Board of Directors; (3) to approve an amendment to the Articles of Incorporation of Powersafe Technology Corp. to authorize a class of blank check preferred stock, consisting of 5,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by our Board of Directors; and (4) to transact such other business as may properly be brought before the meeting or any adjournment thereof.

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

Overview

We were incorporated in Delaware on February 5, 2007. We are a development stage company. We have not generated any revenues to date and, until the occurrence of the transactions described below, our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than Jack N. Mayer, our sole officer, and our two Directors.

At the time of our incorporation we intended to engage in the manufacture and distribution of a multiple outlet power box. We own the technology and patent for a new and improved multiple outlet power box.

However, the company was having difficulties in developing the prototype and effectuating a business of the outlet power box. On March 31, 2008, all the shareholders of Powersafe executed stock purchase agreements (the “Stock Purchase Agreements”) providing for, among other things, the sale of all of our issued and outstanding stock. The purchase price for the stock, 95% of which was acquired by a group of unaffiliated investors, and 5% of which was given to persons who assisted in the transaction, was $625,000. Mr. Jack N. Mayer, the chief executive and accounting officer of the company, and his wife, acquired approximately 27.2% of the issued and outstanding shares of Powersafe in the transaction.

On March 31, 2008 we executed an agreement (the “Merger Agreement”) with Amplification Technologies, Inc. (“ATI”) providing, among other things, for the merger of our wholly owned subsidiary, with and into ATI, with ATI surviving as our wholly-owned subsidiary.

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

In connection with the transactions described above, approximately $1,360,000 was contributed as capital to Powersafe by the new shareholders. Powersafe used approximately $1,310,227 to purchase non-convertible Series C Preferred Stock issued by ATI and approximately $730,000 of such proceeds were used by ATI to redeem non-convertible preferred stock of ATI held by Mr. Mayer and a member of his family. The Series C Preferred shares have a 2% monthly pay in kind dividend, restrictive covenants including a prohibition on funded debt and the issuance of securities which are senior or pari passu to the Series C Preferred, are redeemable by ATI on February 14, 2009, and are slated to be retired as part of the merger between Powersafe and ATI described below.

Upon consummation of the transactions contemplated by the Merger Agreement, it was anticipated that based on ATI’s capitalization at the time the merger agreement was entered into, approximately 31,500,000 shares of common stock would be issued to the shareholders of ATI, and reserved for issuance upon exercise of options and conversion of outstanding convertible preferred shares of ATI, and the shareholders of ATI would transfer to us all of the issued and outstanding share capital of ATI. ATI needs additional capital as of the date hereof which will result in the issuance of additional securities of the Company beyond those contemplated in the previous sentence. We are working on consummating the transaction with ATI in the next several weeks.

The foregoing descriptions of the Merger Agreement and the Stock Purchase Agreements do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement and the Stock Purchase Agreements, which were attached as Exhibits 10.2 and 10.3, respectively, to our Current Report on Form 8-K filed April 4, 2008 and are incorporated herein by reference.

As disclosed in said Current Report ATI was awarded Phase II of an SBIR grant by NASA the critical objective of which was demonstrating that ATI’s technology can be implemented on InGaAs, not only on silicon.

ATI has completed its work on Phase II and has developed the first high gain solid state photomultipliers operating in the Near Infrared (NIR) wavelength range of 1000 to 1700 nm. ATI completed the design, development and prototype manufacturing of these devices based on its patented, proprietary Discrete Amplification (DA) technology. The demonstrated device performance far exceeds that of any available solid state photodetectors in the NIR wavelength range. The measured devices have gain of over 200,000x and other desirable operating characteristics.

ATI believes the devices to be of very high interest to researchers in a broad range of commercial and defense related fields including, night vision, spectroscopy, instrumentation, aerospace, optical communication and astronomy.

  2

Plan of Operation

During the next 12 months, we will focus on the consummation of the transactions contemplated by the Merger Agreement, the development of ATI’s photodetector technology and marketing products that incorporate that technology. We estimate that within the next 12 months we will need to raise no less than approximately $4,000,000 in order to effectuate our business plan.

Going Concern Consideration

We are a development stage company and have not commenced planned principal operations. We had no revenues and incurred net losses of $69,867 for the quarter ended June 30, 2008, and net losses of $77,168 for the six-month period ended June 30, 2008.  We have incurred a cumulative net loss of $123,940 for the period from inception (February 5, 2007) through June 30, 2008.  The increase was primarily a result of an increase in professional fees and public relations expenses.  These factors raise substantial doubt about our ability to continue as a going concern.

Our registered independent auditors have issued an opinion on our financial statements for the period ending December 31, 2007, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling our products. Accordingly, we must raise capital from sources other than the actual sale of our products in order to implement our plan of operations and stay in business.

Liquidity and Capital Resources

As of June 30, 2008 we had no cash in bank and $2,147 in an escrow account, as compared to cash and cash equivalents in the amount of $3,405 on December 31, 2007.  We estimate that we need no less than approximately $4,000,000 to fund our expenses over the next 12 months.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, or any other source. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Material Changes in Financial Condition

Total assets increased from $14,940 on December 31, 2007, to $1,367,494 on June 30, 2008.  The increase resulted primarily from the contribution to capital of approximately $1,360,000 by unaffiliated investors, in connection with Merger Agreement with ATI.  Of this amount, approximately $1,317,155 was used to purchase ATI’s non-convertible Series C Preferred Stock.

Material Changes in Results of Operations

Out total expenses and losses from operations for the three and six-month periods ended June 30, 2008, and 2007, were $69,867 and $77,168, as compared to $12,325 and $17,362, respectively.  For the period from inception (February 5, 2007) through June 30, 2007, the loss was $123,940.  The increases resulted primarily from increases in professional fees and public relations expenses incurred in connection with the proposed merger with ATI.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

3

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer , or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.                      Risk Factors.

Smaller reporting companies are not required to provide the information required by Item.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Jack N. Mayer, the President, Chief Executive Officer, Treasurer, and Director (attached hereto)

32.1	Section 1350 Certifications of Jack N. Mayer, the President, Chief Executive Officer, Treasurer, and Director (attached hereto)

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSAFE TECHNOLOGY CORP.

Dated: August 18, 2008	By: /s/Jack N. Mayer Name: Jack N. Mayer
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)