Form 10-Q
period 2008-09-30
Powersafe Technology Corp
filed 2008-11-28
CIK 1396335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-143645

POWERSAFE TECHNOLOGY CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0522188

(State of incorporation)	(IRS Employer ID Number)

26 E. Hawthorne Avenue, Valley Stream, NY 11580

(Address of principal executive offices)

(516) 887-8200

(Issuer’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

As of November 24, 2008, 2,358,362 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Interim Financial Statements-

Balance Sheets as of September 30, 2008, and December 31, 2007	F-2

Statements of Operations for the Three Months Ended September 30, 2008, and 2007, Nine Months Ended September 30, 2008, Period Ended September 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2008, Period Ended September 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2008, and 2007	F-5

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007

ASSETS
Current Assets:
Cash in bank	$—	$3,405
Cash in escrow account	11,844	—
Prepaid expenses	3,349	—

Total current assets	15,193	3,405

Other Assets:
Patent, net of accumulated amortization of $2,087 and $1,031in 2008, and 2007, respectively	10,479	11,535
Investment in Amplification Technologies, Inc. - Series C Preferred Stock	1,317,155	—

Total other assets	1,327,634	11,535

Total Assets	$1,342,827	$14,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - Trade	$56	$56
Accrued liabilities	44,163	6,807
Due to escrow agent	6,227	—
Due to related party	12,313	—
Due to affiliate - Amplification Technologies, Inc.	16,170	—

Total current liabilities	78,929	6,863

Total liabilities	78,929	6,863

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.0001 per share, 100,000,000 shares authorized; 2,358,362 and 5,025,000 shares issued and outstanding in 2008, and 2007, respectively	235	503
Additional paid-in capital	1,417,110	54,346
Common stock subscribed - 13,253 shares	12,250	—
(Deficit) accumulated during the development stage	(165,697)	(46,772)

Total stockholders’ equity	1,263,898	8,077

Total Liabilities and Stockholders’ Equity	$1,342,827	$14,940

The accompanying notes to financial statements are
an integral part of these balance sheets.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, THE THREE MONTHS ENDED AND PERIOD
ENDED SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007) THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2008
				Period Ended September 30, 2007	Cumulative From Inception

	2008	2007

Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative-
Professional fees	15,940	13,660	51,653	26,410	89,569
Public relations	—	—	37,859	—	37,859
Investor relations	12,313	—	12,313	—	12,313
Director fees	7,250	—	7,250	—	7,250
Insurance	5,409	—	6,311	—	6,311
Legal fees - Incorporation	—	—	—	2,850	2,850
Amortization	352	349	1,056	679	2,087
Other	510	1,163	2,577	2,595	7,552

Total general and administrative expenses	41,774	15,172	119,019	32,534	165,791

(Loss) from Operations	(41,774)	(15,172)	(119,019)	(32,534)	(165,791)

Other Income (Expense):
Interest income (expense)	17	—	94	—	94

Total other income (expense)	17	—	94	—	94

Provision for Income Taxes	—	—	—	—	—

Net (Loss)	$(41,757)	$(15,172)	$(118,925)	$(32,534)	$(165,697)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,371,586	3,609,239	2,904,932	3,071,639

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, PERIOD ENDED
SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine Months Ended September 30, 2008	Period Ended September 30, 2007	Cumulative From Inception

Operating Activities:
Net (loss)	$(118,925)	$(32,534)	$(165,697)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Amortization	1,056	679	2,087
Transfer agent fees paid by issued shares	—	525	525
Director fees paid by common stock subscribed	2,250	—	2,250
Changes in net assets and liabilities-
Prepaid expenses	(3,349)	—	(3,349)
Accounts payable - Trade	—	—	56
Accrued liabilities	37,356	3,750	44,163
Due to escrow agent	6,227	—	6,227

Net Cash (Used in) Operating Activities	(75,385)	(27,580)	(113,738)

Investing Activities:
Investment in Amplification Technologies, Inc. - Preferred Stock	(1,317,155)	—	(1,317,155)
Patent acquired	—	(12,566)	(12,566)

Net Cash (Used in) Investing Activities	(1,317,155)	(12,566)	(1,329,721)

Financing Activities:
Issuance of common stock for cash	—	60,300	60,974
Common stock subscribed	10,000	—	10,000
Capital contributed by stockholders	1,360,000	—	1,360,000
Due from affiliate - Amplification Technologies, Inc.	16,170	—	16,170
Deferred offering costs	—	(21,500)	(21,500)
Loans from related parties - Directors and stockholders	17,473	41,200	73,823
Repayment of related parties loans	(2,664)	(35,000)	(44,164)

Net Cash Provided by Financing Activities	1,400,979	45,000	1,455,303

Net Increase (decrease) in Cash	8,439	4,854	11,844
Cash - Beginning of Period	3,405	—	—

Cash - End of Period	$11,844	$4,854	$11,844

Cash - End of Period Consisting of:	$—
Cash in bank	$—	$4,854	$—
Cash in escrow account	11,844	—	11,844

Total	$11,844	$4,854	$11,844

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

On July 11, 2007, the Company issued 25,000 (post reverse stock split) shares of restricted common stock, valued at $525 for payment of transfer agent fees.

On December 31, 2007, two former Directors and shareholders forgave the Company of a related party debt in the amount of $14,850 ($7,425 each).

On March 31, 2008, two former Directors and shareholders forgave the Company of a related party debt in the amount of $2,496 ($1,248 each).

During the period ended September 30, 2008, the Company had 2,500 (post reverse stock split) shares of subscribed common stock, par value $0.0001, with a Director of the Company for services rendered valued at $2,250.

The accompanying notes to financial statements are
an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $60,000 from a self-underwritten offering of 2,000,000 shares of newly issued common stock at a price of $0.03 per share (post forward stock split) in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Prior to December 31, 2007, the Company had received stock subscriptions for 2,000,000 shares of common stock, par value $0.0001 per share (post reverse stock split), at on offering price of $0.03 per share (post forward stock split), and deposited proceeds of approximately $60,000.

     Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and December 31, 2007, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-K filed with the SEC for additional information, including significant accounting policies.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

     Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

     Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from Amplification Technologies, Inc.’s (“ATI”) business subsequent to the planned merger with ATI described in Note 2 below, which may include direct sales to OEM’s as well as licensing.. Revenues will be recognized by major categories under the following policies:

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

     Patent

The Company acquired a United States patent and all other intellectual property rights relating to the technology from the inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement. The patent was originally granted to the inventor by the United States Patent and Trademark Office on January 13, 1998. The cost of obtaining the patent has been capitalized by the Company, and is being amortized using the straight-line method over a period of approximately 10 years. For the nine months ended September 30, 2008, and 2007, the Company recorded patent amortization of $1,056, and $679, respectively.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

     Concentrations of Risk

Prior to March 31, 2008, the Company maintained its cash account in United States dollars at one commercial bank in Israel. The balance in the account was subject to the normal and customary risks of disbursement and withdrawal pertaining to a foreign currency account in that country. Prior to June 30, 2008, the Company closed its commercial bank account in Israel, and currently does not have a bank account.

     Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended September 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2008, and 2007.

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, and December 31, 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity and nature of these instruments.

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and December 31, 2007, and expenses for the three months and nine months ended September 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and had difficulties in developing a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic. On March 31, 2008, all the shareholders of the Company executed stock purchase agreements (the “Stock Purchase Agreements”) providing for, among other things, the sale of all of the issued and outstanding stock of the Company. The purchase price of the stock, 95% of which was acquired by a group of unaffiliated investors, and 5% of which was given to persons who

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

assisted in the transaction, was $625,000. Mr. Jack N. Mayer, the sole Director, chief executive, and accounting officer of the company, and his wife, acquired approximately 27.2% of the issued and outstanding shares of Powersafe in the transaction.

On March 31, 2008, the Company executed an agreement (the “Merger Agreement”) with ATI providing, among other things, for the merger of the Company’s wholly owned subsidiary, with and into ATI, with ATI surviving as the Company’s wholly owned subsidiary. If the merger closes, the Company expects that its primary activity will be the development of ATI’s business.

ATI is a privately held Delaware corporation formed in May 2002, whose scientists have invented an extremely sensitive photodetector technology. The Company believes that this technology has significant performance and cost advantages over traditional technology and is positioned as a next generation solid state technology for low level light detection. ATI’s platform semiconductor technology, which allows amplification of weak signals with very low noise, has been patented to encompass detection of signals other than light, and thus could in principle be used to create biological, radiological, electrical, and chemical sensors. Mr. Mayer is the controlling stockholder of ATI.

While management of the Company believes that the Company will be successful in its operating activities, there can be no assurance that the Company will be successful in the development of ATI’s technology and patents, or sales of product that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2008, and the cash resources of the Company are insufficient to carryout its business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

On March 31, 2008, Einat Krasney resigned from her positions as President and Director of the Company, and Jack N. Mayer, the controlling stockholder of Amplification Technologies, Inc., was appointed as a Director and the President of Powersafe (See Note 8).

On March 31, 2008, the Board of Directors appointed Jack N. Mayer as President and Treasurer. In addition, Mordechai Schwartz resigned from the Board of Directors on April 2, 2008 (See Note 8).

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

During the period ended September 30, 2008, the escrow agent, a former officer of the Company, advanced the Company $38,490 for working capital purposes. As of September 30, 2008, the balance owed to him was $6,227.

As of September 30, 2008, the Company owed to its Chief Executive Officer $12,313 for various working capital loans received during the period. The loans are unsecured, non-interest bearing, and have no terms for repayment.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

As of September 30, 2008, the Company owed to ATI, an affiliated company, $16,170 for various working capital loans received during the period. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(6)	Common Stock

On February 18, 2007, the Company issued 3,000,000 shares of common stock (post reverse stock split) to two Directors and officers of the Company for proceeds of $300.

On July 11, 2007, the Company issued 25,000 shares of restricted common stock (post reverse stock split) in payment for transfer agent fees. The transaction was valued at $525.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the SEC, and raise capital of up to $60,000 from a self-underwritten offering of 2,000,000 shares of newly issued common stock at a price of $0.03 per share (post reverse stock split) in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on June 8, 2007, and declared effective on June 21, 2007. Since June 21, 2007, the Company has received stock subscriptions for 2,000,000 (post reverse stock split) shares of common stock, par value $0.0001 per share, at an offering price of $0.03 per share (post reverse stock split), and deposited proceeds of approximately $60,000. In addition, as of December 31, 2007, the Company recognized $21,500 of deferred offering costs related to this capital formation activity.

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

On February 26, 2008, two former Directors and shareholders of the Company returned to the Company 2,666,667 (post reverse stock split) shares of the Company’s common stock for no consideration.

For the period ended March 31, 2008, two former Directors and shareholders of the Company forgave the Company of a related party debt. The balance of the debt was $2,496, which was recorded as additional paid-in capital.

In connection with the reverse merger, described in Note 8, the new stockholders of the Company contributed $1,360,000 of capital to the Company. The Company used

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

1,310,227 of the funds to purchase non-convertible Series C Preferred Stock issued by Amplification Technologies, Inc. (“ATI”), a Delaware company. The Company incurred $6,928 in legal fees associated with the stock purchase. The Series C Preferred Stock of ATI have a 2% monthly pay in kind dividend, restrictive covenants including a prohibition on funded debt and the issuance of securities which are senior or pari passu to the Series C Preferred, are redeemable by ATI on February 14, 2009, and are slated to be retired as part of the merger.

During the period ended September 30, 2008, the Company had 2,500 (post reverse stock split) shares of subscribed common stock, par value $0.0001, with a Director of the Company for services rendered valued at $2,250.

On September 23, 2008, the Company notified FINRA of its intention to implement a reverse stock split of its share of common stock on the basis of one post-consolidated share for three pre-consolidated shares. The reverse split became effective as of October 2, 2008. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

(7)	Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2008, and 2007, was as follows (assuming an effective federal and state tax rate of 23%):

	2008	2007

Current Tax Provision:

Federal and state-Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:

Federal and state-Loss carryforwards	$27,353	$7,483
Change in valuation allowance	(27,353)	(7,483)

Total deferred tax provision	$—	$—

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$38,110
Less - Valuation allowance	(38,110)

Total net deferred tax assets	$—

As of September 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $165,697 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

On March 31, 2008, the Company entered into a merger agreement with ATI, a privately held Delaware corporation. Pursuant to the terms of the merger agreement, ATI was to merge with Powersafe in exchange for approximately 10,500,000 (post reverse stock split) shares of Powersafe’s common stock to be newly issued to stockholders of ATI and reserved for the exercise of options and conversion of convertible preferred stock. Powersafe was also to assume approximately $700,000 of non-convertible preferred stock. As of the date of the merger agreement, Powersafe had 2,358,333 shares of

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

common stock issued and outstanding (post reverse stock split) and no other issued securities, warrants or options in its capital structure. As a requisite for the agreement to close, certain conditions must be met. As of November 19, 2008, the agreement has not closed. As of Nov 19, 2008, as a result of additional capital raised and expected to be raised by ATI, it appears that Powersafe will be assuming between $1,700,000 and $2,000,000 of non- convertible preferred stock.

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

(10) Subsequent Event

On September 23, 2008, the Company notified FINRA of its intention to implement a reverse stock split of its share of common stock on the basis of one post-consolidated share for three pre-consolidated shares. The reverse split became effective as of October 2, 2008. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

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

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including, without limitation: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitably, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash.

Overview

We were incorporated in Delaware on February 5, 2007. We are a development stage company. We have not generated any revenues to date and, until the occurrence of the transactions described below, our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than Jack N. Mayer, our sole officer, and our two Directors.

At the time of our incorporation, we intended to engage in the manufacture and distribution of a multiple outlet power box. We own the technology and patent for a new and improved multiple outlet power box.

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

On March 31, 2008, we executed an agreement (the “Merger Agreement”) with Amplification Technologies, Inc. (“ATI”) providing, among other things, for the merger of our wholly owned subsidiary, with and into ATI, with ATI surviving as our wholly owned subsidiary.

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

Upon consummation of the transactions contemplated by the Merger Agreement, it was anticipated that based on ATI’s capitalization at the time the merger agreement was entered into, approximately 10,500,000 shares of common stock (post reverse stock split) would be issued to the shareholders of ATI, and reserved for issuance upon exercise of options and conversion of outstanding convertible preferred shares of ATI, and the shareholders of ATI would transfer to us all of the issued and outstanding share capital of ATI. ATI needs additional capital as of the date hereof which will result in the issuance of additional securities of the Company beyond those contemplated in the previous sentence. We are working on consummating the transaction with ATI in the next several weeks. (See Note 8 of the Notes to Financial Statements included elsewhere in this Quarterly Report).

The foregoing descriptions of the Merger Agreement and the Stock Purchase Agreements do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement and the Stock Purchase Agreements, which were attached as Exhibits 10.2 and 10.3, respectively, to our Current Report on Form 8-K filed on April 4, 2008, and are incorporated herein by reference.

As disclosed in said Current Report, ATI was awarded Phase II of an SBIR grant by NASA the critical objective of which was demonstrating that ATI’s technology can be implemented on InGaAs, not only on silicon.

ATI has completed its work on Phase II and has developed the first high gain solid state photomultipliers operating in the Near Infrared (NIR) wavelength range of 1000 to 1700 nm. ATI completed the design, development, and prototype manufacturing of these devices based on its patented, proprietary Discrete Amplification (DA) technology. The demonstrated device performance far exceeds that of any available solid state photodetectors in the NIR wavelength range. The measured devices have gain of over 200,000x and other desirable operating characteristics.

The management of ATI believes the devices to be of very high interest to researchers in a broad range of commercial and defense related fields including, night vision, spectroscopy, instrumentation, aerospace, optical communication and astronomy.

On October 2, 2008, the Company implemented a reverse stock split of its shares of common stock on the basis of one (1) post-consolidated share for each three (3) pre-consolidated shares.

Plan of Operations

During the next twelve months, we will focus on the consummation of the transactions contemplated by the Merger Agreement, the development of ATI’s photodetector technology and marketing products that incorporate that technology. We estimate that within the next 12 months we will need to raise no less than approximately $4,000,000 in order to effectuate our business plan.

Going Concern Consideration

We are a development stage company and have not commenced planned principal operations. We had no revenues and incurred net losses of $41,757 for the three months ended September 30, 2008 and net losses of $118,925 for the nine month-period ended September 30, 2008. We have incurred a cumulative net loss of $165,697 for the period from inception (February 5, 2007) through September 30, 2008. The increase was primarily a result of an increase in professional fees and public relations expenses. These factors raise substantial doubt about our ability to continue as a going concern.

Our registered independent auditors have issued an opinion on our financial statements for the period ended December 31, 2007, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling our products. Accordingly, we must raise capital from sources other than the actual sale of our products in order to implement our plan of operations and stay in business.

Liquidity and Capital Resources

As of September 30, 2008, we had no cash in bank and $11,844 in an escrow account, as compared to cash and cash equivalents in the amount of $3,405 on December 31, 2007. We estimate that we need no less than approximately $4,000,000 to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit or any other source. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Material Changes in Financial Condition

Total assets increased from $14,940 as of December 31, 2007 to $1,326,657 as of September 30, 2008. The increase resulted primarily from the contribution to capital of approximately $1,360,000 by unaffiliated investors, in connection with Merger Agreement with ATI. Of this amount, approximately $1,310,227 was used to purchase ATI’s non-convertible Series C Preferred Stock.

Material Changes in Results of Operations

Our total expenses and losses from operations for the three and nine-month periods ended September 30, 2008, and 2007, were $41,774 and $41,757, as compared to $31,534 and $31,534, respectively. For the period from inception (February 5, 2007) through September 30, 2008, the loss was $165,791. The increases resulted primarily from increases in professional fees and public relations expenses incurred in connection with the proposed merger with ATI.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the stockholders of the Company was held on September 18, 2008, for the following purposes: (1) to grant discretionary authority to our Board of Directors to implement a reverse stock split of our common stock, on the basis of up to five pre-consolidation shares for each one post-consolidation share, to occur at some time within twelve months of the date of the meeting with the exact time of the stock split to be determined by the Board of Directors; (2) to grant discretionary authority to our Board of Directors to implement a forward stock split of our common stock, on the basis of one pre-split share for up to two post-split shares, to occur at some time within twelve months of the date of the meeting with the exact time of the stock split to be determined by the Board of Directors; and (3) to approve an amendment to the Articles of Incorporation of Powersafe Technology Corp. to authorize a class of blank check preferred stock, consisting of 5,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by our Board of Directors.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Jack N. Mayer, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Jack N. Mayer, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSAFE TECHNOLOGY CORP.

Dated: November 25, 2008	By:	/s/Jack N. Mayer

	Name:	Jack N. Mayer
	Title:	President, Chief Executive Officer,
Treasurer and Director
(Principal Executive, Financial and
Accounting Officer)