Form 10-K
period 2008-12-31
Powersafe Technology Corp
filed 2009-10-26
CIK 1396335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-143645

POWERSAFE TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0522188
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1400 Coney Island Avenue, Brooklyn, NY 11230
 (Address of principal executive offices)

(718) 951-8021
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing sales price of the common stock as of June 30, 2009 was $2,645,160.

As of October 21, 2009, there were 9,072,761 shares of common stock outstanding.

Documents Incorporated By Reference:  None

PART I

As used in this Annual Report on Form 10-K, references to the "Company," "we," "our" or "us" refer to the Registrant, unless the context otherwise indicates, and "ATI" refers to Amplification Technologies, Inc., our wholly owned subsidiary.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projections. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by us. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on management's current expectations, estimates and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Item 1.    Business

Our History

We were incorporated in Delaware on February 5, 2007.  Prior to our acquisition of ATI, as described below, we intended to engage in the manufacture and distribution of a multiple outlet power box. We own the technology and patent for a new and improved multiple outlet power box. Such patent, entitled the “Power Outlet Box with Special Protection Logic,” was approved and granted by the United States Patent and Trademark Office on January 13, 1998 and was acquired by us on March 26, 2007. On such date, we entered into a Patent Transfer and Sale Agreement with Leonard Liner, pursuant to which Mr. Liner assigned to us all of his right, title, and interest in the patent and other intellectual property rights related thereto. We paid $9,000 for the patent and other intellectual property rights related thereto.

Subsequently, we encountered difficulties in developing the prototype and effectuating a business of the outlet power box. On March 31, 2008, immediately prior to the execution and delivery of the Merger Agreement discussed below, our stockholders entered into a stock purchase agreement (the “Purchase Agreement”) pursuant to which, among other things, all of our issued and outstanding shares were sold to investors for an aggregate purchase price of $625,000.  Prior to the consummation of the transactions contemplated by the Purchase Agreement, two of our former officers and directors and majority stockholders, each returned 4,000,000 shares for cancellation, reducing the number of issued and outstanding shares from 15,075,000 to 7,075,000 shares.  Approximately 1,925,617 shares, or 27.2% of the issued and outstanding shares, were acquired by Jack N. Mayer, our President, Treasurer and a director, of which 253,282 were paid to Mr. Mayer as consideration for his involvement in organizing the transaction and 300,000 shares were purchased by Mr. Mayer’s wife.

On March 31, 2008, our wholly owned subsidiary, Powersafe Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), entered into a merger agreement with ATI, a Delaware corporation (the “Merger Agreement”), pursuant to which Acquisition Corp. merged with and into ATI, with ATI being the surviving entity and our wholly owned subsidiary. As described below, upon the closing of the merger, all of the issued and outstanding shares of common stock of ATI, other than the stock held by stockholders who properly demand appraisal rights of their shares, were exchanged for shares of our common stock. Half of the shares issued in the merger to each stockholder of ATI were subject to transfer restrictions until December 1, 2008 and the other half were subject to transfer restrictions until January 15, 2009.  Since the closing had not taken place by December 31, 2008, on January 27, 2009, the parties amended the Merger Agreement, to extend the date after which the parties may elect to terminate the Merger Agreement from December 31, 2008, to April 30, 2009, and to modify the exchange ratio to provide that, upon closing, ATI stockholders would receive one-half of a share of our common stock in exchange for one share of ATI.  The parties also modified the lock-up provision to provide that half of the exchange shares issued to stockholders of ATI would be non-transferable (with certain limited exceptions) until October 15, 2009, and the other half until December 1, 2009. In addition, the parties also modified the liquidation damages provisions of the Merger Agreement.

On February 17, 2009, we acquired all of the issued and outstanding shares of ATI, we issued approximately 6,620,000 shares of our common stock to the former common stockholders of ATI, 43,458 shares of Series A Convertible Preferred Stock to the former holders of Series A Convertible Preferred Stock of ATI, 21,808 shares of non-convertible Series B Preferred Stock to the former holders of Series B Preferred Stock of ATI and assumed the obligation to issue up to 680,000 shares of common stock reserved for issuance to satisfy option awards and similar obligations.

History of ATI

ATI is a Delaware corporation which was formed on May 13, 2002.  ATI’s predecessor, Quantum Photonics LLC, a New York limited liability company, was formed on October 5, 2000, to commercialize certain proprietary technology, and merged into ATI on August 2, 2002. APMTI LLC, a Russian limited liability company based in Moscow Russia, was formed on May 13, 2004, and is a wholly owned subsidiary of ATI.

Our Business

Following our acquisition of all of the capital stock of ATI on February 17, 2009, our business consists primarily of developing ATI. ATI has invented an extremely sensitive photodetector technology that it believes has significant performance and cost advantages over traditional technology and is positioned as a next generation solid state technology for low level light detection.  ATI's platform semiconductor technology, which allows amplification of weak signals without introducing additional noise in the amplification process, is in principle applicable to, and has been patented to encompass, detection of signals other than light, and thus could in principle be used to create biological, radiological, electrical, and chemical sensors. ATI was issued a U.S. patent titled “High Sensitivity, high resolution detection of signals” in April 2005 and was granted another patent in August 2006.  Over $9 million has been invested in ATI to date. In addition, ATI has received over $750,000 in government grants.

ATI intends to develop its technology and market its products for use in current and next generation low level light detection systems at the component level.  Its technology and products will be marketed for existing applications for low light level detection as well as for use in new applications and detection systems.

We believe that the current market for devices for the detection of very low levels of light is in the range of $300 million annually and growing. We believe that the ultimate market that may be addressed by ATI's products over a period of years is in the multi-billion dollar range.

Currently, detection and amplification of low level light signals is usually accomplished using Photomultiplier Tubes (“PMT”), and to a much lesser extent Avalanche Photodiodes (“APD”). PMTs, which are vacuum tubes, have been the standard solution since the 1950's. Their disadvantages include that they are not solid state, require high voltage and are bulky, fragile and sensitive to magnetic fields. They also have limitations in certain operational areas of speed and recovery. APDs disadvantages when used to detect signal strength include that they introduce excess noise (unwanted signals or distortion) in the amplification process, and have limited abilities to increase the strength (amplitude) of the signal (gain). APDs are much more effective when used only to detect the existence or absence of a signal, but not its strength, known as Geiger mode. However, in Geiger mode, APDs cannot be operated continuously, and require “dead time” before they recover to sense the presence or absence of the next signal. ATI's key patented technology, called Discrete Amplification (“DA”), allows the manufacture of semiconductor devices that provide high gain with very low noise, operate continuously in a “non gated” mode and feature a relatively wider wavelength spectrum in which a key measure of detection performance, Photon Detection Efficiency (“PDE”) attains desirable levels.

Effective detection of low levels of light involves the conversion of photons to electrons (detection) and the subsequent multiplication of the weak electronic signal to a usable level (amplification).

While ATI's invention also concerns the photodetection process, the primary innovation is in the way electron amplification is conducted.  ATI's technology permits a high degree of gain without introducing appreciable noise.  The foundation of the technology is a relatively new principle of independent amplification of each of the electrons that comprise a signal, transformation (amplification) of each such electron into a charge packet, and subsequent registration of these charge packets.  The amplification is done using the process of controlled avalanche that allows the attainment of high levels of amplification without adding significant noise to the signal.

We believe this technology to be broadly applicable and not restricted to the amplification of signals generated by light.  ATI believes that its technology can be used for creating chemical, biological and other types of sensors, and affords ATI potential access to a broad range of markets.  The technology is universal in that it can be realized on a wide range of semiconductor materials and integrated into numerous semiconductor sensors, transducers, and detectors.  It is implemented using standard technological and fabrication processes of semiconductor electronics. These processes have high yield, thus creating the potential for high volume manufacturing of low-cost devices. While we expect to compete primarily on performance, we expect that ultimately our cost of manufacturing will also provide an advantage.

Initially, ATI implemented its technology on silicon, which is the material generally used in detection of light in the visible wavelength spectrum. In August 2008, in connection with the completion of phase II of a NASA Small Business Innovative Research (SBIR) grant, ATI announced that it successfully extended its technology from silicon to an InGaAs/InP material system, and from visible light wavelengths into the near infrared spectrum and produced the first high gain solid state photomultipliers for near infrared (NIR) wavelengths of 1000-1700 nm. The performance of these devices far exceeds the performance of any available solid state photodetector in the NIR wavelength range.  The measured devices have a gain of over 200,000x and other desirable operating characteristics in areas such as timing resolution and PDE. In the first half of 2009, ATI began marketing and shipping NIR prototypes, and to a much lesser extent silicon based prototypes for scientific instrumentation, aerospace and defense applications. In the past four months we have shipped over $60,000 of product. In the past, ATI has sold experimental silicon devices to NASA/JPL and NIST for research applications.

ATI believes its devices to be of very high interest to researchers in a broad range of commercial and defense related fields including medical imaging, homeland security, biomedical, optical communication, night vision, spectroscopy, instrumentation, aerospace, light detection and ranging (“Lidar”) and astronomy. In particular its NIR devices have generated considerable interest among a number of government related entities who have suggested approaches for ATI to get additional funding to continue developing its technology.

ATI's team includes 10 PhDs in Moscow, Russia, and the United States. They have done pioneering work, and have world leading expertise, in the field of sensors and photo-detectors.

We currently estimate that within the next 12 months we will have capital requirements of approximately $3,250,000 in order to effectuate our business plan. To help meet those requirements we will be seeking equity capital.

We also intend to apply for more government grants and to participate in joint projects with other entities that already have either internal or government funding committed. However, there can be no assurance that we will be successful in raising the capital we require, obtaining grants or other government funding or finding suitable joint venture partners to effectuate our business plan.

Plan of Operations

Our products include both silicon devices for the visible spectrum and InGaAs/InP devices for the near infrared (“NIR”). We have marketed these devices to various research labs in both university and commercial environments. Applications being researched include positron emission topography ("PET") medical imaging systems, Lidar, night vision, and spectroscopy. We currently expect to continue to seek to work with researchers over the next 12 months and to participate in joint projects with other entities that already have either internal or government funding committed.

We have exhibited and presented technical papers in various industry conferences to promote our company and our products. We currently plan on continuing these marketing efforts over the next 12 months. Based on customer feedback and our ongoing research activities, we will seek to improve the design and operational characteristics of our products with each new fabrication run.  We will seek to expand the sales of our products from research applications to commercial device usage. If the various research labs currently evaluating our products complete their evaluations, and find our product to work effectively, we believe that they will use our products in the next generation design of their devices.

For our silicon product, ATI is initially targeting the existing markets for PMTs and APDs. Developing a detector chip for PET medical imaging systems which currently use PMTs is one of our priorities. We have done some preliminary testing with an established manufacturer of PET systems, and expect to do additional testing with that and other manufacturers when the next silicon device fabrication run, currently expected later in 2009, is completed. We have also been working with a research group at a premier medical school that focuses mainly on the development of novel instrumentation for high resolution PET. They have written to us that they feel the next revision of our devices will be suitable for the next generation high resolution, high performance PET detectors. In near infrared, our devices afford new capabilities that we anticipate will allow the development of new uses, and only to a much lesser extent will we be targeting the replacement of competing devices.

We currently expect to complete a new fabrication run of silicon devices before the end of 2009 that will have somewhat improved characteristics and will provide larger area devices that are required for medical imaging and many other applications and use those devices to generate greater customer interest. We seek to test and implement certain new designs in another set of runs currently anticipated to be completed in the second quarter of 2010 that we believe will give us silicon devices that are commercial quality and have the potential to be market leaders in their space. We expect over time to need to optimize our devices for specific applications. We currently anticipate commencing a limited fabrication run of our NIR product by November 2009 that we expect will offer some performance improvement as well as contain small arrays of devices.

Creating detector arrays with multiple elements (detectors) in one single chip (die) is a critical goal in expanding markets for our devices. In early 2010 we currently expect to commence another NIR fabrication run that will involve more thoroughly improved designs and detector arrays.

We plan to take early steps in seeking to use our technology in fields other than traditional light detection, in particular mass spectroscopy and biological applications. We expect to use academic researchers to help us evaluate these potential applications.

ATI currently has only modest internal sales and marketing capabilities. We plan to supplement those by seeking distribution agreements for overseas markets that we cannot effectively cover.

Plans to Acquire Plant and Equipment in the next 12 months

ATI intends to continue to outsource the manufacturing of its products. We plan on expanding our internal measurement and testing capabilities over the next 12 months at a cost of approximately $100,000. We expect to move our offices and will likely need to invest in leasehold improvements that should not exceed $20,000.

Potential Applications for ATI's Technology

We believe that ATI's proprietary technology allows the creation of a semiconductor-based sensitive photo-detector that has performance parameters similar to those of a PMT but with all of the advantages of a solid state semiconductor device.  We expect that systems using PMTs will largely seek to migrate to solid state technology over the coming years.

Potential applications for ATI's technology include:

Nuclear Imaging Detector / Medical Instrumentation

(PET scanners, gamma cameras, computed tomography ("CT") scanners, etc.)

Currently, almost all commercial PET systems and virtually all gamma cameras utilize PMTs.  APDs have not been utilized because of their poor performance and the high cost of the quantity of APDs needed to cover the detection area.

We estimate the current size of the market for sensitive photo-detectors used in medicine to be over $100 million a year, and believe the market is growing rapidly, as new diagnostic devices are developed and insurance reimbursement for PET and other scan procedures becomes standard for many diagnoses.  If the cost of the equipment were lower, we believe that there would be further growth in this market.  We believe detector modules to be the single most expensive element of large scanners.  We will seek to have our high performance detectors ultimately replace the PMT-based modules, leading to the overall expansion of the market, although there can be no assurance that we will successfully develop detectors with the specifications required in order to replace the PMT-based modules that are the industry standard today.

Our detectors are unaffected by magnetic fields, making it possible in theory to combine MRI and PET scanners in a single instrument.  The medical community has long sought a device that has the ability to combine these two imaging modalities, and one major PET manufacturer has filed a patent covering aspects of such a combined device. By providing this capability with our device, we believe that we have the opportunity to make inroads in this market.

We also believe that our technology has the potential to enable better discrimination among various types of body tissue in next generation CT scanners. Although we believe that the CT scanner market appears to be much larger than the PET market, we are not focused on the CT market at this time.

Scientific Instrumentation

Numerous scientific applications require detecting very low levels of light.  Our technology has several advantages in applications such as fluorescence detection, time of flight measurements, spectroscopy, and others, because of wide spectral response, low noise and fast response speeds of ATI's devices.

Biochip Devices

While biochips were first developed for genome analysis and are playing a major role in gene identification in human DNA, their applications are expanding into other areas such as toxicological, protein, and biochemical research and diagnostics.  They can also be used for rapid detection of biological and chemical agents in biological and chemical warfare.  Our technology can accommodate multi-element detector arrays with internal amplification, making the technology suitable for biochip devices.

Biochips could be useful in environmental monitoring, public health, and homeland security applications such as diagnosis of infectious diseases in minutes rather than days, rapid identification of crime suspects and on-the-spot categorization of biological warfare agents.  Examples of potential commercial products include small portable kits for testing for microorganisms in dairy products or for food pathogens such as E. coli and salmonella.

The overall biochip market is estimated to be in excess of $500 million and is projected to grow substantially for several years. Our technology may have the potential to contribute to the growth of this market and create low-cost electronic sensor devices for consumer use.

Chemical Lab-on-a-Chip and Analytical Instruments

Small inexpensive sensor arrays could replace current analytical laboratories in many applications.  They could be portable and provide analytical results almost immediately.  Significant advancements have already been made in this field.  Our technology has the potential to create even more sensitive and cheaper chemical lab-on-a-chip devices. In addition to traditional chemical analysis, examples of applications include breath alcohol testing and pipeline leak monitoring.

Environmental Monitoring - Light Detection and Ranging

We hope that vacuum tubes currently utilized in LIDAR applications could be replaced by rugged, solid-state devices based on ATI's technology. Due to its high sensitivity, the operation of a photo-detector based on the technology will be less susceptible to particle interference. The emergence of low-cost detectors with superior performance could lead to the substantial growth of this market. We have begun shipping our devices in 2009 to research labs targeting this application.

Security Devices

The ability to sense very weak sub-nanosecond impulses is valuable in many security applications.  Our technology has the potential to create the most sensitive security devices compared with conventional APDs and APD arrays, including active pixel arrays for automatic monitoring.

Competition

Our main competitors are the existing PMT and APD  manufacturers such as Hamamatsu Photonics K.K. (Japan), PerkinElmer Inc. (US), Photonis , SensL (Ireland), ET Enterprises Limited (UK), and RMD (US) and smaller specialty manufacturers. In addition, Hamamatsu,  SensL, and some smaller companies have developed silicon based photodetectors (“SiPM”s) to compete with  PMTs , that compete directly with our product. PerkinElmer has recently announced that it has licensed SiPM technology from the Max Plank Institute, and Philips, a major multinational and a manufacturer of PET scanners, recently announced the development of new digital SiPM technology. Unlike ATI’s technology, SiPM technology is based primarily on unpatented technology that is in the public domain.  We believe that a design release currently planned for the second quarter of 2010 will result in improvements to the dark count, which is the signal from the detector in the dark (with no illumination on the detector), and dynamic range, the time required for the detector to detect larger numbers of photons, which in effect lowers the reset time (the time required for the detector to detect the next signal) of our devices, making them suitable for the majority of applications and having the potential to make them leaders in their field. There are measurable characteristics of our device such as timing resolution, dynamic range, voltage and temperature stability, that we feel make it inherently better than our competitors for many applications. Zecotek, a Canadian venture company, has also introduced a competing product. We believe that it does not currently present a substantial competitive threat.

In NIR, the available vacuum devices are extremely expensive, have very low PDE, and do not in our view present a serious competitive challenge. To our knowledge, there is no comparable product that competes with ours in the solid state market. We believe that our device could replace Geiger mode InGaAs/InP APDs and intend to pursue this opportunity. The market for these devices is small and served by a few small firms. While we hope to compete in the large InGaAs telecom market someday, we do not anticipate doing so in the near future due to the expensive major long term research that would be required.

Competitive Advantages

We believe that ATI's key competitive advantages are its unique intellectual property and its scientific team.

In April 2005 ATI was issued its cornerstone patent, U.S. Patent No. 6,885,827 titled "High Sensitivity, high resolution detection of signals."  A continuation patent, U.S. Patent No. 7,085,502 with the same title, was granted in August 2006.  Both these patents expire in July 2022. ATI has filed an additional patent application and a provisional patent application, and plans to file additional patent applications to further protect its intellectual property. International patent applications have been filed as well, and ATI has received a patent from the European Patent Office corresponding to its first US patent.

Employees

ATI currently has 26 full-time employees and four part-time employees, including 21 full-time and 4 part-time employees in Moscow, Russia, 5 full-time employees in New York and one full-time and one part-time consultant in New York.  ATI expects that its US based staff will grow over time and that it will reduce staff in Moscow, Russia, over the coming months.   ATI will make full use of its highly qualified and relatively inexpensive overseas technical team for its R&D activities.  It is expected that the Company will continue to use an outsourcing model both in the United States and overseas, and will require only limited manufacturing personnel for the foreseeable future.

Item 1A. Risk Factors

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Property.

ATI’s leases approximately 1,500 square feet of office space at 1400 Coney Island Avenue, Brooklyn, New York, which we use for our corporate offices, for monthly rent of $3,000 pursuant to a three-year lease which expires in July 2010.  ATI’s obligations under the lease are guaranteed by our President, Jack Mayer.  ATI’s wholly owned subsidiary, APMTI LLC, leases approximately 225 square meters of office/commercial space in Moscow, Russia, for a monthly rent of approximately $7,000 pursuant to a one-year lease agreement which expires in January 2010.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2008.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the Over-The-Counter (“OTC”) Bulletin Board from October 10, 2007, to October 2008, under the ticker symbol PWSF.OB. In October 2008, our ticker symbol was changed to PSFT.OB.  Since May 2009, we have been quoted on the “pink sheets” under the ticker symbol PSFT.  Prior to April 2008, there was no active market for our common stock. The table below sets forth the range of quarterly high and low closing bids for our common stock since October 2007, as reported by the OTC Bulletin Board and on the “pink sheets”, as applicable. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2007	December 31	$-	$-
2008	March 31	$-	$-
	June 30	$1.53	$0.75
	September 30	$1.20	$0.90
	December 31	$1.00	$0.66
2009	March 31	$0.68	$0.35
	June 30	$0.61	$0.56
	September 30.57		$.45
	October 1 thru October 20.55		.54

Holders

As of October 21, 2009, there were approximately 85 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, we did not issue any equity securities under any equity compensation plan.

2009 Stock Option Plan

On March 11, 2009, our board of directors adopted a 2009 Stock Option Plan (the “Plan”). The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of our company whose services are considered valuable. An aggregate of 2,000,000 shares of common stock have been reserved for issuance under the Plan. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-qualified stock options. The Plan is administered by our board of directors. As of October 21, 2009, options to purchase an aggregate of 678,398 shares of common stock were outstanding and 1,321,602 shares of common stock remain available for issuance under the Plan.

Recent Sales of Unregistered Securities;

All numbers are adjusted for the reverse split which became effective October 2, 2008.

In July 2008, we sold 10,754 shares of common stock to an officer and to a consultant of ATI for $10,000 cash.

At each quarter end from September 2008, through June 2009, we issued 2,500 shares of common stock, or 10,000 shares in aggregate, to our director Dr. Zentman, pursuant to our agreement to retain him as a director.

At June 30, 2009, we issued 2,500 and 3,334 shares of common stock to Mr. Leibov and  Mr. Weinreb, respectively,  pursuant to our agreements to retain them as directors.

In the second quarter of 2009, we issued an aggregate of 6,194 units consisting of one share of our Series D1 convertible preferred and 100 warrants to buy one share of common stock at $0.75 expiring October 31, 2010, to service providers to the Company and ATI, in exchange for the cancellation of payables of $205,620. We also issued 267 such units to Dr. Zentman in lieu of $16,000 of director’s fees, and 2,500 units to Mr. Mayer for the conversion of advances of $150,000.

Also in the second quarter of 2009, we sold 1,078 units consisting of one share of our Series D convertible preferred and 100 warrants to purchase a share of common stock at $0.75 expiring October 31, 2010, to two accredited investors for $70,020.

In the third quarter of 2009, we sold to three accredited investors an aggregate of 1,920 units consisting of one share of our Series D2 convertible preferred and  100 warrants to purchase a share of common stock at $0.50 expiring June 30, 2011 (or 30 days after the underlying common stock is registered, whichever is later), for $96,000. We also issued an aggregate of 263,250, and 740 such units, to our directors Mr. Leibov, Mr. Weinreb, and Dr. Zentmanin lieu of director and consulting fees of $13,150, $12,500 and $37,000, respectively, and 9,800 and 300 units to Mr. Mayer and Dr. Zentman in conversion of advances to the Company of $490,000 and $15,000 respectively.

Purchases of equity securities by the issuer and affiliated purchasers

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report. All information presented herein is based on our fiscal years ended December 31, 2008, and 2007.

As of December 31, 2008, and 2007, we had current assets of $15,431 and $3,405, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect to our business over the next twelve months. We will need to seek additional capital for the purpose of financing our efforts.

Results of Operations

Sales

We had no sales for the years ended December 31, 2008, and December 31, 2007.

General and administrative expenses

Our general and administrative expenses increased by $185,729 or 395% from $46,972 for the year ended December 31, 2007, to $232,701 for the year ended December 31, 2008. The increase was primarily attributable to an increase in professional fees from $37,916 for the year ended December 31, 2007, to $119,078 in the year ended December 31, 2008, and the following expenses which did not exist for the year ended December 31, 2007 – public relations ($37,859), director fees ($32,925), investor relations ($27,134) and insurance costs ($11,721).

Net Loss

The net loss for the Company increased from $46,972 for the year ended December 31, 2007, to $232,587 for the year ended December 31, 2008. The 395% increase was directly a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

The Company currently has approximately $2,500 cash available. As of December 31, 2008, the Company had $11,866 cash available in an escrow account. In connection with the change of control described in Item 1 of this Report,, the new stockholders of the Company contributed $1,360,000 of capital to the Company. The Company used $1,310,227 of the funds to purchase non-convertible Series C Preferred Stock issued by ATI. The Series C Preferred Stock of ATI had a 2% monthly pay in-kind dividend, restrictive covenants including a prohibition on funded debt, and the issuance of securities which are senior or pari passu to the Series C Preferred, were redeemable by ATI on February 14, 2009, and were cancelled as part of the merger.

Going Concern

The Company has incurred a net loss of $232,587 as of December 31, 2008. The Company has incurred significant losses and had negative cash flow from operations since February 5, 2007 (date of inception) and has an accumulated deficit of $279,559 at December 31, 2008. As of  December 31, 2008, the Company was in the development stage, and had not established any source of revenue to cover its operating costs These and other factors caused our auditors to raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is currently seeking to issue Series D2 Convertible Preferred Stock. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position, or liquidity for the periods presented in this Annual Report.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with  the Company’s Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Basis of Presentation

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Off  Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 8.  Financial Statements and Supplementary Data.

The Company’s audited financial statements for the periods ended December 31, 2008, and 2007, are attached hereto as pages F-1 through F-18.

Item 9. Changes In and Disagreements with Accountants on Financial Disclosure

The disclosure under this Item was previously reported on a Current Report on Form 8-K filed with the SEC on May 20, 2009.

Item 9A(T).  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Mr. Mayer, President, our principal executive officer and principal financial and accounting officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, Mr. Mayer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management assessed the effectiveness of the Company’s internal control of financial reporting as of December 31, 2008. Based on the assessment performed, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was not effective.  Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2008.  Such weaknesses are described as follows:

a.
 The Company failed to meet the requirements to perform an assessment of internal control over financial reporting.  Under the definition of disclosure controls and procedures provided in Rule 13a-15(e), effective controls and procedures would ensure that information required to be disclosed by the registrant is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  As such, the Company failed in its compliance with the reporting requirements of the SEC’s rules and forms.  The Company will remedy this matter at the earliest possible opportunity.

b.
Management of the Company has not implemented policies or procedures required to achieve a sufficient segregation of duties.  Management is aware of the risks associated with the lack of segregation of duties due to the fact that there is only one person currently dealing with general administrative and financial matters.   Although management will periodically reevaluate this situation, at this point it considers that the risks associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.

c.	The Company does not have a financial expert. Although management will periodically reevaluate this situation, at this point it is not considering adding a financial expert to the board.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and its executive officers as of October 21, 2009.

Name	Age	Positions and Offices Held
Jack N. Mayer	56	President, Treasurer and Director
Samuel Zentman	64	Director and Secretary
Steven Zvi Weinreb	56	Director
Mikhail Leibov	59	Director

Our directors hold office until the next annual meeting of our stockholders, or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Jack N. Mayer, has served as President, Treasurer and as a director since March 31, 2008. Mr. Mayer has been a hedge fund portfolio manager and analyst with Gabriel Capital Corp. and associated entities for over 20 years, specializing in complex bankrupt and distress situations. Mr. Mayer is a director of Gyrotron Technology Inc., and a co-founder and director of MET Tech Inc. Mr. Mayer co-founded Quantum Photonics, ATI’s predecessor,  in 2000.  Mr. Mayer has a Masters in Mathematics from Columbia University.

Samuel M. Zentman, PhD., has served as a director since June 19, 2008. Dr. Zentman has been a director of Acorn Energy, Inc. since November 2004. From 1980 until 2006, Dr. Zentman was president and chief executive officer of a privately-held textile firm, where he also served as vice president of finance and administration from 1978 to 1980. Dr. Zentman currently serves as director of Hinson-Hale Medical Technologies, a privately held supplier of highly engineered textiles for demanding medical applications, and Coreworx, an engineering project control software company and a subsidiary of Acorn Energy. He has served as chairman of the board of Torah U’Mesorah and is a member of its Executive Committee. Dr. Zentman has a Ph.D in Mathematics.

Steven Zvi Weinreb has served as a director since March 12, 2009. Mr. Weinreb is currently a partner in WK Holdings, a real estate holding company located in Lakewood New Jersey.  From September 1979 to January 2006, Mr. Weinreb was the Chief Executive Officer of Vitarroz Corporation, a Hispanic food distribution company located in Jersey City, New Jersey.

From October 1999 to December 2004, Mr. Weinrib was also the Chief Executive Officer of American Rice, Inc., one of the largest rice milling and marketing companies, located in Houston, Texas.  Mr. Weinreb holds a Masters Degree in Talmudic Law from Beth Hatalmud and is an ordained Rabbi.

Mikhail Leibov has served as a director since April 1, 2009. Mr. Leibov served as Chairman and President of IDT Telecom from December 2006 through April 2008, where he managed several divisions and offices in almost 30 countries. Mr. Leibov founded Corbina Telecom, one of the largest telecom carriers in Russia, in 1995 and was its Chief Executive Officer and Chairman until 1995. During Mr. Leibov’s stewardship Corbina Telecom grew from a startup into a far-flung enterprise offering a range of services throughout major markets in Russia and was sold at successively higher prices three times, ultimately for over $300 million. Previously he launched several startups and led the teams at IBM, AT&T and Prodigy that developed some of the largest real time database systems and key components of the Internet, including the first Web-based e-commerce system. Mr. Leibov has a Masters of Science degree in Mathematics and Applied Computer Science from Moscow University.

Other than Mr. Leibov’s son being married to Mr. Mayer’s daughter, there are no familial relationships among any of our directors or officers. None of our directors or executive officers is a director of any other U.S. reporting companies except as indicated above.

Significant Employee

Avery Kornbluth, has served as Chief Operating Officer of ATI since August 2009. Prior thereto, Mr. Kornbluth was Chief Technology Officer of MAP International, a start-up company that provided banking and financial services in third world countries. Prior to joining MAP in 2008, Mr. Kornbluth held various positions at IDT Corp. from December 1999 through April 2008, most recently as Chief Technology Officer where he managed a staff of over 300 people and was responsible for leading all aspects of IDT’s technology portfolio including MIS (back office software development), Engineering and Operations (network and switching services), Platform Development (front end products and services), and the Program Management office. Mr. Kornbluth also held the position of Executive Vice President, Commercial Operations from February 2006 to July 2007, and Senior Vice President Engineering and Technology Services, from December 1999 to February 2006 at IDT.  Before IDT, Mr. Kornbluth worked for more than fourteen years on Wall Street in a variety of technology roles, including Chief Technology Officer at Furman Selz Trust Company, and Vice President of Technology at Lehman Brothers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, officers, and 10% stockholders were not subject to the requirements of Section 16 of the Exchange Act during our most recent fiscal year or prior fiscal years.

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

Item 11.  Executive Compensation

Summary Compensation

No compensation was paid or earned during the fiscal years ended December 31, 2008, and December 31, 2007 to any of our officers for services rendered to us in their capacity as officers.

Employment Agreements

We do not currently have employment agreements with any of our officers.

Outstanding Equity Awards

There were no equity incentive plan awards outstanding as of December 31, 2008, for any of our officers.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Total ($)

Jack N. Mayer	0	0	0
Einat Krasney	0	0	0
Mordecai Schwartz	0	0	0
Samuel M. Zentman	$29,025	$3,900(1)

(1)
Represents the grant of 5,000 shares of our common stock, based upon the grant date fair value calculated in accordance with FAS 123(R), Share Based Payments. Our policy and assumptions made in the valuation of share based payments are contained in Note 6 to our  financial statements.

In connection with his appointment to our board of directors on March 12, 2009, Steven Zvi Weinreb is entitled to receive $1,000 and 834 shares of our common stock per month for his services as a director.  Mr. Weinreb is also entitled to $500 for each half day of work beyond the scope of customary services provided as a director.

In connection with his appointment to our board of directors on April 1, 2009, Mikhail Leibov is entitled to receive 834 shares of our common stock per month for his services as a director will be compensated at the rate of $100 per hour for director and consulting services.

In connection with his appointment to our board of directors on June 19, 2008, Samuel Zentman is entitled to receive $1,000 and 834 shares of our common stock per month for his services as a director.  Mr. Zentman is also entitled to $500 for each half day of work beyond the scope of customary services provided as a director.

Other than as described above, we do not pay compensation to our directors.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information as of October 21, 2009, regarding the number of shares of our common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each director, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and disposition power with respect to such shares of common stock.

Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under SEC rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Powersafe Technology Corp., 1400 Coney Island Avenue, Brooklyn, New York 11230.

Beneficial Ownership Table

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)(2)

Jack N. Mayer Samuel Zentman Steven Zvi Weinreb Mikhail Leibov Einat Krasney (7) All directors and executive officers as a group (4 persons)	6,432,595 (3) 465,697(4) 155,485 (5) 55,100 (6) 0 7,108,877	58.4% 4.9% 1.7% * 0% 62.0%

* less than 1%

(1) Based upon 9,072,761 shares outstanding as of October 21, 2009.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock issuable upon the exercise of stock options or warrants or the conversion of other securities held by that stockholder that are currently exercisable or convertible, or are exercisable or convertible within 60 days, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for the purposes of computing percentage ownership of each other stockholder.

(3) Includes (i) 7,956 shares and preferred stock which is currently convertible into an aggregate of 12,854 shares of common stock, held in trusts for benefit of Mr. Mayer’s children, of which Mr. Mayer is co-trustee and shares voting and dispositive power, and additional preferred stock which is currently convertible into an aggregate of 59,002 shares of common stock held in trusts for benefit of Mr. Mayer’s children, of which Mrs. Mayer is co-trustee and shares voting and dispositive power, (ii) 5,000 shares held by Dr. Joseph Mayer, Mr. Mayer’s father, for whom Mr. Mayer has power-of-attorney, (iii) 15,000 shares owned by a family trust and held in a brokerage account for which Mr. Mayer has trading authority, (iv) 196,500 shares held jointly with Mr. Mayer’s wife, of which Mr. Mayer shares voting and dispositive power, (v) options to purchase an aggregate of 187,500 shares of common stock which are currently exercisable, (vi) preferred stock which is currently convertible into an aggregate of 1,660,915 shares of common stock, (vii) 796,391 shares of common held in self directed IRA’s, (viii) 3,333 owned by a daughter of Mr. Mayer and held in a joint brokerage account with Mr. Mayer, and (ix) preferred stock which is currently convertible into an aggregate of 27,504 shares of common stock held by a family partnership of which Mr. Mayer is a General Partner.

(4) Includes (i) warrants to purchase an aggregate of  130,700 shares of common stock which are currently exercisable, and (ii) preferred stock which is currently convertible into an aggregate of 215,997 shares of common stock.

(5) Includes (i) warrants to purchase an aggregate of  25,000 shares of common stock which are currently exercisable, and (ii) preferred stock which is currently convertible into an aggregate of 25,000 shares of common stock.

(6) Includes (i) warrants to purchase an aggregate of  26,300 shares of common stock which are currently exercisable, and (ii) preferred stock which is currently convertible into an aggregate of 26,300 shares of common stock.

(7) Ms. Krasney resigned from our company on March 31, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On April 1, 2008, we purchased non-convertible Series C Preferred stock issued by ATI for $1,310,227.  The Series C Preferred stock of ATI had a 2% monthly pay in kind dividend, restrictive covenants including a prohibition on funded debt and the issuance of securities which are senior or pari passu to the Series C Preferred stock, and was retired as part of our merger with ATI. Jack Mayer, President, Treasurer, director and principal stockholder of our company, was the controlling stockholder of ATI.

On February 17, 2009, we acquired all of the capital stock of ATI. In consideration for the acquisition of all of the issued and outstanding shares of ATI, we issued or became obligated to issue approximately 6,620,000 shares of our common stock to the common stockholders of ATI, including 3,274,336 shares to Mr. Mayer and Mrs. Mayer, 43,458 shares of Series A Convertible Preferred Stock to the former holders of Series A Convertible Preferred Stock of ATI, including 33,317 shares to Mr. Mayer,  21,808 shares of non-convertible Series B Preferred Stock to the former holders of Series B Preferred Stock of ATI, including 19,520 shares to Mr. Mayer, and up to 680,000 options to option holders of ATI, including 187,500 options to Mr. Mayer.

Since December 2008, Jack Mayer, President, Treasurer, director and principal stockholder of our company has advanced approximately $1,000,000 to the Company.

On April 9, 2009, Mr. Mayer converted $150,000 of such advances into 2,500 shares of our Series D-1 convertible preferred stock (convertible into 250,000 shares of our common stock) and warrants to purchase 250,000 shares of our common stock at $ 0.75 per share. On September 9, 2009, Mr. Mayer converted an additional $ 490,000 of such advances into 9,800 shares of our Series D2 convertible preferred stock (convertible into 980,000 shares of our common stock) and warrants to purchase 980,000 shares of our common stock at $ 0.50 per share.

On May 12, 2009, Dr. Zentman a director and our Secretary advanced $15,000 to the Company. On September 9, 2009, Dr. Zentman converted such advances into 300 shares of our Series D2 convertible preferred stock convertible into 30,000 shares of our common stock and warrants to purchase 30,000 shares of our common stock at $ 0.50 per share.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” None of the persons who serve as directors of our company, or who served as a director during 2008 is “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc. except for Steven Zvi Weinreb and Mikhail Leibov.

Item 14.  Principal Accountant Fees and Services

Our board of directors unanimously approved 100% of the fees paid to our independent registered public accounting firm for audit-related, tax and other fees. Our board of directors pre-approves all non-audit services to be performed by our independent registered public accounting firm.

The percentage of hours expended on the independent registered public accounting firm’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the independent registered public accounting firm's full-time, permanent employees was 0.

Audit Fees

Davis Accounting Group P.C. (“Davis”) provided audit services to us in connection with our annual report for the fiscal year ended December 31, 2007. The aggregate fees billed by Davis for (i) the audit of our annual financial statements and reviews of our quarterly financial statements during the fiscal year ended December 31, 2007, was $21,000 and (ii) the reviews of our quarterly financial statements during the fiscal year ended December 31, 2008, was $6,000.

On May 8, 2009, we dismissed Davis as our independent registered public accounting firm as disclosed in our Current Report on Form 8-K, filed May 20, 2009 and Morgenstern, Svoboda & Baer CPA’s P.C. (“Morgenstern”) has served as our independent registered public accounting firm since May 8, 2009.

Morgenstern provided audit services to us in connection with our annual report for the fiscal year ended December 31, 2008. The aggregate fees billed by Morgenstern for the audit of our annual financial statements and a review of our quarterly financial statements during the fiscal year ended December 31, 2008 was $5,000.

Audit-Related Fees

No fees were billed to us by Davis in 2007 for assurance and related services reasonably related to the audit or review of our financial statements.

Morgenstern billed us no fees in 2008 for assurance and related services reasonably related to the audit or review of our financial statements.

Tax Fees

No fees were billed to us by Davis in 2007 for professional services rendered in connection with the preparation of our tax returns.

Morgenstern did not perform or bill us for tax-related services in 2008.

All Other Fees

No fees were billed to us by Davis in 2007 for other professional services rendered or any other services not disclosed above.

Morgenstern did not bills us for any fees in 2008 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

We do not have a standing audit committee. Therefore, all services provided to us by Davis and Morgenstern, as described above, were pre-approved by our board of directors.

PART IV

Item 15.  Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on June 8, 2007)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 4.2 to our Current Report of Form 8-K filed April 22, 2009)

3.3	Bylaws (incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on June 8, 2007)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.3 to our Registration Statement on Form SB-2 filed on June 8, 2007)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1to our Current Report of Form 8-K filed February 23, 2009)

4.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2to our Current Report of Form 8-K filed February 23, 2009)

4.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.3 to our Current Report of Form 8-K filed April 22, 2009)

4.5	Certificate of Designations, Preferences and Rights of Series D-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.4 to our Current Report of Form 8-K filed April 22, 2009)

4.6	Certificate of Designations, Preferences and Rights of Series D-2 Convertible Preferred Stock*

10.1	Agreement, dated March 31, 2008 by and among the Company, ATI and Acquisition Corp. (incorporated herein by reference to Exhibit 10.2 to our Current Report of Form 8-K filed April 4, 2008)

10.2
Amendment No. 1 to Agreement, dated March 31, 2008 by and among the Company, ATI and Acquisition Corp. (incorporated herein by reference to Exhibit 10.6 to our Current Report of Form 8-K filed January 28, 2009)

10.3
Amendment No. 2 to Agreement, dated March 31, 2008 by and among the Company, ATI and Acquisition Corp. (incorporated herein by reference to Exhibit 10.7 to our Current Report of Form 8-K filed February 23, 2009)

10.4
Stock Purchase Agreement dated as of March 31, 2008 among the shareholders of the Company, Einat Krasney and Mordechai Schwartz, and the purchasers of such shares indicated therein (incorporated herein by reference to Exhibit 10.3 to our Current Report of Form 8-K filed April 4, 2008)

10.5 (1)	2009 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to our Current Report of Form 8-K filed March 17, 2009)

10.6 (1)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.9 to our Current Report of Form 8-K filed March 17, 2009)

10.7	Form of Subscription Agreement for Series D-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.9 to our Current Report of Form 8-K filed April 22, 2009)

10.8	Form of Warrant Agreement (incorporated herein by reference to Exhibit 10.10 to our Current Report of Form 8-K filed March 17, 2009)

10.9*	Form of Warrant Agreement

16	Letter from Davis Accounting Group, P.C., dated may 27, 2009 (incorporated herein by reference to Exhibit 16 to our Current Report of Form 8-K/A filed May 28, 2009)

21*	List of subsidiaries

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* filed herewith
(1) Management contract or compensatory plan or arrangement.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERSAFE TECHNOLOGY CORP.

Date: October 23, 2009	By: /s/ Jack N. Mayer
Jack N. Mayer
President and Treasurer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jack N. Mayer
Jack N. Mayer /s/ Samuel Zentman	President, Treasurer and Director	October 23, 2009
Samuel Zentman /s/ Steven Zvi Weinreb	Secretary and Director	October 23, 2009
Steven Zvi Weinreb	Director	October 25, 2009

POWERSAFE TECHNOLOGY CORP.
(A Development stage company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statements of Stockholders’ Equity	F-6

Notes to Financial Statements	F-7 -F-18

MORGENSTERN, SVOBODA, & BAER CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@gmail.COM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Powersafe Technology Corp.

We have audited the accompanying balance sheet of Powersafe Technology Corp. (a development stage company) as of December, 31 2008, and the related statement of income, stockholders’ equity and comprehensive income, and cash flows for  the year ended December 31, 2008.

Powersafe Technology Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powersafe Technology Corp. as of December 31, 2008, and the results of its operations and its cash flows for year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Morgenstern, Svoboda & Baer CPA’s P.C.

Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants
New York, N.Y.
June 22, 2009

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powersafe Technology Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period ended December 31, 2007, and from inception (February 5, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
February 14, 2008.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2008, AND 2007

	2008	2007
ASSETS
Current Assets:
Cash in bank	$-	$3,405
Cash in escrow account	11,866	-
Prepaid expenses	3,565	-
Total current assets	15,431	3,405
Other Assets:
Patent, net of accumulated amortization of $2,439 and $1,031in 2008, and 2007, respectively	10,127	11,535
Investment in Amplification Technologies, Inc. - Series C Preferred Stock	1,367,155	-
Total other assets	1,377,282	11,535
Total Assets	$1,392,713	$14,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – Trade	$81,747	$56
Accrued liabilities	67,095	6,807
Due to escrow agent	6,227	-
Subscription advance	50,000	-
Due to related party	12,313	-
Due to affiliate - Amplification Technologies, Inc.	21,795	-
Total current liabilities	239,177	6,863
Total liabilities	239,177	6,863
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $.0001 per share, 100,000,000 shares authorized; 2,358,362 and 5,025,029 shares issued and outstanding in 2008, and 2007, respectively	235	503
Additional paid-in capital	1,417,110	54,346
Common stock subscribed – 18,253 shares	15,550	-
Comprehensive Income	200	200
(Deficit) accumulated during the development stage	(279,559)	(46,972)
Total stockholders’ equity	1,153,536	8,077
Total Liabilities and Stockholders’ Equity	$1,392,713	$14,940

The accompanying notes to financial statements are an integral part of these balance sheets

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND CUMULATIVE FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH DECEMBER 31, 2008

	2008	2007	CUMULATIVE
Revenues	$-	$-	$-
Expenses:
General and administrative-
Professional fees	119,078	37,916	156,994
Public relations	37,859	-	37,859
Investor relations	27,134	-	27,134
Director fees	32,925	-	32,925
Insurance	11,721	-	11,721
Incorporation fees	-	2,850	2,850
Amortization	1,408	1,031	2,439
Other	2,576	5,175	7,751
Total general and administrative	232,701	46,972	279,673

(Loss) from Operations	(232,701)	(46,972)	(279,673)
Other Income (Expense):
Interest income (expense)	114	-	114
Total other income (expense)	114	-	114
Provision for Income Taxes	-	-	-
Net (Loss)	$(232,587)	$(46,972)	$(279,559)
Other Comprehensive Income –Foreign currency translation		200	200
Total Comprehensive (loss)	$(232,587)	$(46,772)	$(279,359)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.08)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,774,800	3,616,212

The accompanying notes to financial statements are an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 2007)
THROUGH DECEMBER 31, 2008

						(Deficit)
					Accumulated	Accumulated
			Additional	Stock	Other	During the
	Common stock		Paid-in	Subscribed	Comprehensive	Development
Description	Shares	Amount	Capital	Not issued	Income	Stage	Totals

Balance – February 5, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	500	60,474				60,974

Transfer agent fees paid by issued shares	25,000	2	523				525

Deferred offering costs			(21,500)				(21,500)

3-for-1 adjustment	10,050,000	1,005	(1,005)				-

Forgiveness related party loans			14,850				14,850

Israeli currency translation					200		200

Net (loss) for the period						(46,972)	(46,972)

Retro effect of reverse spilt	(10,049,971)	(1,004)	1,004	-	-	-	-

Balance – December 31, 2007	5,025,029	503	54,346	-	200	(46,972)	8,077

Returned shares	(2,666,667)	(268)	268				-

Capital Contribution			1,360,000				1,360,000

Stock subscribed-payment of debt				3,900			3,900

Stock subscribed				11,650			11,650

Debts forgiven			2,496				2,496

Net (loss) for the period						(232,587)	(232,587)
Balance – December 31, 2008	2,358,362	$235	$1,417,110	$15,550	$200	$(277,909)	$1,153,536

The accompanying notes to financial statements are an integral part of these statements.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND CUMULATIVE
FROM INCEPTION (FEBRUARY 5, 2007) THROUGH DECEMBER 31, 2008

	Year Ended December 31, 2008	Year Ended December 30, 2007	Cumulative From Inception
Operating Activities:
Net (loss)	$(232,587)	$(46,972)	$(279,559)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Debt forgiven	2,496	14,850	17,346
Amortization	1,408	1,031	2,439
Transfer agent fees paid by issued shares	-	525	525
Director fees paid by common stock subscribed	3,900	-	3,900
Changes in net assets and liabilities-
Prepaid expenses	(3,565)	-	(3,565)
Accounts payable – Trade	81,691	56	81,747
Accrued liabilities	60,288	6,807	67,095
Due to escrow agent	6,227	-	6,227
Net Cash (Used in) Operating Activities	(80,142)	(23,703)	(103,845)

Investing Activities:
Investment in Amplification Technologies, Inc. - Preferred Stock	(1,367,155)	-	(1,367,155)
Patent acquired	-	(12,566)	(12,566)

Net Cash (Used in) Investing Activities	(1,367,155)	(12,566)	(1,379,721)

Financing Activities:
Issuance of common stock for cash	-	60,974	60,974
Common stock subscribed	11,650	-	11,650
Capital contributed by stockholders	1,360,000	-	1,360,000
Due to affiliate - Amplification Technologies, Inc.	21,795	-	21,795
Deferred offering costs	-	(21,500)	(21,500)
Loans from related parties Directors and stockholders-net	12,313	-	12,313
Subscription advance	50,000	-	50,000

Net Cash Provided by Financing Activities	1,455,758	39,474	1,495,232

Effect of Exchange Rate Changes on Cash	-	200	200

Net Increase (decrease) in Cash	8,461	3,405	11,866
Cash - Beginning of Period	3,405	-	-

Cash - End of Period	$11,866	3,405	$11,866

Cash - End of Period Consisting of:
Cash in bank	$-	3,405	$-
Cash in escrow account	11,866	-	11,866

Total	$11,866	3,405	$11,866

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

During the year ended December 31, 2008, the Company had 5,000 (post reverse stock split) shares of subscribed common stock, par value $0.0001, with a Director of the Company for services rendered valued at $3,900.

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
DECEMBER 31, 2008, AND 2007

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Powersafe Technology Corp. (“Powersafe” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on February 5, 2007. The initial business plan of the Company was to develop a commercial application utilizing the technology and patent pertaining to a multiple outlet power box with selectively protected outlet logic. The Company planned to develop a prototype of the multiple outlet power box, and then to further develop, manufacture, and market the product, and/or seek third-party entities interested in potential partnership opportunities and licensing rights to manufacture and market the product. The Company also intended to market the product to individuals for home and business use. On March 31, 2008 the Company entered into a merger agreement with Amplification Technologies Inc. (“ATI”), and invested in non convertible preferred stock of ATI. Since then the Company has focused on completing the merger with ATI and developing ATI’s business (See Note 2 below).  The accompanying financial statements of Powersafe were prepared from the accounts of the Company under the accrual basis of accounting.

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

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from ATI’s business subsequent to the planned merger with ATI described in Note 2 below, which may include direct sales to OEM’s as well as licensing. Revenues will be recognized by major categories under the following policies:

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Patent

The Company acquired a United States patent and all other intellectual property rights relating to the technology from the inventor on March 26, 2007, under the terms of a Patent Transfer and Sale Agreement. The patent was originally granted to the inventor by the United States Patent and Trademark Office on January 13, 1998. The cost of obtaining the patent has been capitalized by the Company, and is being amortized using the straight-line method over a period of approximately 10 years. For the years ended December 31, 2008 and 2007, the Company recorded patent amortization of $1,408, and $1,031, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the years ended December 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2008, and 2007.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizeablity  of the related deferred tax assets. Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity and nature of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and expenses for the years ended December 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

On March 31, 2008, the Company executed an agreement (the “Merger Agreement”) with ATI providing, among other things, for the merger of the Company’s wholly owned subsidiary, with and into ATI, with ATI surviving as the Company’s wholly owned subsidiary. The merger closed on February 17, 2009. The Company expects that its primary activity will be the development of ATI’s business.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2008, and 2007, and the cash resources of the Company were insufficient to carryout its business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

On March 31, 2008, the Board of Directors appointed Jack N. Mayer, the controlling stockholder of Amplification Technologies, Inc., as a Director and as President and Treasurer of Powersafe. Einat Krasney resigned from her positions as President and Director of the Company, (See Note 8).  In addition, Mordechai Schwartz resigned from the Board of Directors on April 2, 2008 (See Note 8).

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

During the year ended December 31, 2008, the escrow agent, a former officer of the Company, advanced the Company $38,490 for working capital purposes. As of December 31, 2008, the balance owed to him was $6,227.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

As of  December, 2008, the Company owed to its Chief Executive Officer $12,313 for various working capital loans received during the period. The loans are unsecured, non-interest bearing, and have no terms for repayment.

As of December, 2008, the Company owed to ATI, an affiliated company, $21,795 for various working capital loans received during the period. The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

In connection with the reverse merger, described in Note 8, the new stockholders of the Company contributed $1,360,000 of capital to the Company. The Company used 1,310,227 of the funds to purchase non-convertible Series C Preferred Stock issued by Amplification Technologies, Inc. (“ATI”), a Delaware company. The Company incurred $6,928 in legal fees associated with the stock purchase. The Series C Preferred Stock of ATI have a 2% monthly pay in kind dividend, restrictive covenants including a prohibition on funded debt and the issuance of securities which are senior or pari passu to the Series C Preferred, are redeemable by ATI on February 14, 2009, and were retired as part of the merger.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

During the year ended December 31, 2008, the Company had 5,000 (post reverse stock split) shares of subscribed common stock, par value $0.0001, with a Director of the Company for services rendered valued at $3,900.

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

The provision (benefit) for income taxes for the years ended December 31, 2008, and 2007, was as follows (assuming an effective federal and state tax rate of 23%):

	2008	2007

Current Tax Provision:

Federal and state-Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:

Federal and state-Loss carryforwards	$53,115	$10,804
Change in valuation allowance	(53,115)	(10,834)
Total deferred tax provision	$—	$—

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The Company had deferred income tax assets as of  December 31, 2008, as follows:

	2008	2007

Loss carryforwards	$63,919	$10,804
Less - Valuation allowance	(63,919)	(10,804)

Total net deferred tax assets	$—	—

As of December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $277,909 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On March 31, 2008, the Company entered into a merger agreement with ATI, a privately held Delaware corporation. Pursuant to the terms of the merger agreement, as amended, on February 17, 2009, ATI was merged with Powersafe in exchange for approximately 6,620,000 shares of common stock to the common stockholders of ATI, 43,458 shares of Series A Convertible Preferred Stock to the former holders of Series A Convertible Preferred Stock of ATI, 21,808 shares of non-convertible Series B Preferred Stock to the former holders of Series B Preferred Stock of ATI and assumed the obligation to issue up to 680,000 shares of common stock reserved for issuance to satisfy option awards and similar obligations. As a result of the merger, the capitalization of the Registrant consists of (a) 8,995,256 shares of common stock issued and outstanding, and up to 30,000 additional shares to be issued, (b) $1,347,211 face amount of Series A Convertible Preferred Stock, convertible into an aggregate of approximately 808,200 shares of common stock, (c) approximately $2,180,800 liquidation preference of non-convertible Series B Preferred Stock, and (d) up to 680,000 shares of common stock reserved for issuance to satisfy option awards and similar obligations. As of February 20, 2009, Mr. Jack N. Mayer, the president and a director of the Registrant, and a family member of Mr. Mayer, advanced $264,500 to the Registrant. These advances were expected to be converted into convertible preferred stock and warrants of the Registrant; any securities that may be issued in connection with such advances are not included in the capital structure set forth above. As a result of the merger with ATI, on the closing date, Mr. Mayer and his affiliates beneficially owned approximately 51% of the Registrant on a fully diluted basis, and Mr. Samuel Zentman, a director of the Registrant, owned approximately 3.85% of the Registrant on a fully diluted basis. Mr. Mayer and his affiliates also owned an aggregate of $2,034,525 liquidation preference of non-convertible Series B Preferred Stock and Mr. Zentman owned $10,803 of said shares.

(9)	Recent Accounting Pronouncements

On March 19, 2008, The FASB issued FASB Statement No. 161, “ Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB statement 133” (“SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “ Accounting for derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial positions, financial performance, and cash flows. Specifically, SFAS No.161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and account designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improved financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies”.

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

(10)      Subsequent Events

On January 27, 2009, Powersafe signed an amendment to the agreement dated March 31, 2008 (the “Merger Agreement”), with Amplification Technologies, Inc. (“ATI”), pursuant to which the parties acknowledged that the Closing Date had not taken place by December 31, 2008, and amended the Merger Agreement to extend the date after which the parties may elect to terminate from December 31, 2008, to April 30, 2009. On February 17, 2009, the merger agreement was further amended to include the company’s wholly owned subsidiary Powersafe Acquisition Corp. with and into ATI, and the merger was fully consummated.

On March 12, 2009, the Board of Directors of the Company appointed Steven Zvi Weinreb as a director, effective immediately, to serve until the next annual meeting of the Company’s stockholders and until his successor is duly appointed and qualified. Mr. Weinreb will be entitled to $1,000 per month and 834 shares of common stock per month. He will be entitled to $500 for each half day of work beyond the scope of customary services provided as a director.

Effective as of April 1, 2009, the Board of Directors of the Company appointed Mikhail Leibov as a director to serve until his successor is duly appointed and qualified. He acted as a consultant to the Company since February 2009. He was also appointed  a director of ATI. In consideration for his services as a director and consultant to the Company and ATI, Mr. Leibov will be compensated at the rate of $100 per hour and will receive 833 shares of the Company's common stock per month.

POWERSAFE TECHNOLOGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On April 9, 2009, the company filed an amendment with the Secretary of State of the State of Delaware amending its Certificate of Incorporation in accordance with the approval of the stockholders of the Company obtained at the special meeting of the shareholders held on September 18, 2008. The amendment created a class of 5,000,000 shares of “blank check” preferred stock. Upon filing said amendment, the Company created two classes of preferred shares – 50,000 Series D Convertible Preferred Stock (the “Series D Preferred”) and 20,000 Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred”). The holders of the Series D Preferred and Series D-1 Preferred are each entitled to (i) a dividend equal to 8% per annum, payable each quarter, (y) in cash to the holders of the Series D-1 Preferred and (z) in shares of additional Series D-1 Preferred to the holders of the Series D Preferred thru December 31, 2010 and in cash thereafter, (ii) majority board representation (as a class with all pari passu preferred) if there is a continuing default in dividend  payments for any 2 quarters or a default in any other terms of said preferred stock, (iii) a liquidation preference of $75 and $70 per share, with respect to the Series D Preferred and Series D-1 Preferred, respectively, (iv) the right to convert into 100 shares of common stock of the Company (for each share of preferred) and (v) covenants regarding no issuance of any debt or series having a preference to these preferred or any class in parity except securities with a liquidation preference in parity with the preferred of up to $4,000,000. The Company may redeem the preferred shares, upon 30 days’ notice, commencing (a) March 31, 2012, or (b) December 31, 2009, if the average closing price of the common stock is equal to at least $1.15. The preferred shares are mandatorily redeemable on March 31, 2014. For every share of preferred stock purchased, the holder shall receive 100 warrants, exercisable for $0.75 per share of common stock until October 31, 2010. The Series D-1 Preferred and warrants are being offered to service providers of the Company and to directors for directors’ fees. As of the date of this report, holders of $205,620 of trade payables owed by either the Company or its wholly owned subsidiary Amplification Technologies, Inc. and a director owed $16,00 in fees, have agreed to exchange such payables for the issuance of 3,427 and 267 shares of Series D-1 Preferred and 342,700 and 26,700 warrants respectively. The Series D Preferred were expected to be sold in a private placement at $65 per share of Series D Preferred. As of the date of this report, the Company has sold 1077 shares of Series D Preferred and 107,000 warrants for $70,000. The Company agreed. to pay holders 1/2% per month beginning November 1, 2009, until either the Company shall have registered with the SEC the shares of common stock that the preferred are convertible into, or such shares can be sold under Rule 144. Mr. Mayer, an officer and director and principal stockholder of the Company, has agreed to convert $150,000 of certain advances he made to the Company for 2,500 shares of Series D-1 Preferred and 250,000 warrants. The Company has agreed to pay holders of the Preferred 1/2% per month beginning November 1, 2009, until either the Company shall have registered with the SEC the shares of common stock that the preferred are convertible into, or such shares can be sold under Rule 144.